Form 10-Q
period 2007-06-30
GENEVA ACQUISITION CORP
filed 2007-08-14
CIK 1367660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 14, 2007, there were 14,000,000 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current Assets:
Cash	$21,150	$615
Investments held in trust	65,370,000	—
Investments held in trust for Deferred Underwriting Discount	2,070,000	—
Investment income not subject to trust	744,598	—
Prepaid expenses	127,925	—
Total current assets	68,333,673	615
Deferred tax asset	80,122
Deferred offering costs	—	271,385
Total Assets	$68,413,795	$272,000

Liabilities And Stockholders’ Equity

Current Liabilities:

Accrued Offering Expenses	$8,012	$125,000
Accrued Expenses	77,613	—
Advances from Stockholder	2,301	52,000
Notes Payable, Stockholders	—	75,000
Income Taxes Payable	158,292	—
Due to Underwriter	2,070,000	—
Total Liabilites	2,316,218	252,000

Common stock subject to possible conversion, 2,298,850 shares at conversion value	13,067,463	—

Commitments

Stockholders’ Equity
Preferrred Stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $.0001 par value, 60,000,000 shares authorized; 14,000,000 shares (which includes 2,298,850 subject to possible conversion) and 2,500,000 shares issued and outstanding at June 30, 2007 and December 31, 2006 respectively.	1,400	250
Additional Paid-in Capital	52,364,993	24,750
Earnings (Deficit) Accumulated during the development stage	663,721	(5,000)
Total Stockholders’ Equity	53,030,114	20,000
Total Liabilities and Stockholders’ Equity	$68,413,795	$272,000

See notes to condensed financial statements

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Statements of Operations
(Unaudited)

				For the period from
			For the period from	June 2, 2006 (inception)
	For the three months ended June 30, 2007	For the six months ended June 30, 2007	June 2, 2006 (inception) to June 30, 2006	to June 30, 2007 (cumulative)

Interest income	$866,544	$1,270,348	$—	$1,270,348

Operating Expenses

General & Administrative	184,196	235,657	5,000	240,657

Net Income (Loss) before income taxes	$682,348	$1,034,691	$(5,000)	$1,029,691

Income tax expense	$231,970	$365,970	$—	$365,970

Net Income (Loss)	$450,378	$668,721	$(5,000)	$663,721

Weighted Average number of common shares outstanding - basic and diluted	14,000,000	10,911,602	2,500,000	6,319,797

Income (Loss) per Share - basic and fully diluted	$0.03	$0.06	$(0.00)	$0.11

See notes to condensed financial statements

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Statement of Stockholders’ Equity
(Unaudited)

				Deficit Accumulated
	Common Stock		Additional	During the
	Shares	Amount	Paid-in Capital	Development Stage	Total

Issuance of Common Stock to initial Stockholders on June 9, 2006 at $.01 per share.	2,500,000	$250	$24,750		$25,000

Net Loss				$(5,000)	$(5,000)

Balance at December 31, 2006	2,500,000	$250	$24,750	$(5,000)	$20,000

Sale of Private Placement Warrants	—	—	1,900,000	—	1,900,000

Sale of 11,500,000 Units net of underwriter’s discount and offering expenses (includes 2,298,850 shares subject to possible conversion)	11,500,000	1,150	63,507,606	—	63,508,756

Proceeds subject to possible conversion of 2,298,850 shares	—	—	(13,067,463)	—	(13,067,463)

Sale of underwriter option	—	—	100	—	100

Net Income	—	—	—	668,721	668,721

Balance at June 30, 2007	14,000,000	$1,400	$52,364,993	$663,721	$53,030,114

See notes to condensed financial statements

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

	For the period from	For the period from	For the period from
	January 1, 2007	June 2, 2006 (inception)	June 2, 2006 (inception) to
	to June 30, 2007	to June 30, 2006	June 30, 2007 (cumulative)

Cash Flows From Operating Activities

Net Income (Loss)	$668,721	$(5,000)	$663,721
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income taxes payable	158,292		158,292
Deferred tax asset	(80,122)		(80,122)
Changes in operating assets and liabilities:
Increase in value of investments held in trust	(1,270,348)		(1,270,348)
Increase in prepaid expenses	(127,925)		(127,925)
Increase in accrued expenses	77,613	—	77,613

Net Cash (used in) provided by Operating Activities	(573,769)	(5,000)	(578,769)

Cash Flows From Investing Activites

Disbursements from trust	525,750		525,750
Cash held in Trust Account	(67,440,000)	—	(67,440,000)

Net Cash used in Investing Activities	(66,914,250)	—	(66,914,250)

Cash Flows From Financing Activites

Proceeds from public offering	69,000,000	—	69,000,000
Proceeds from private placement of warrants	1,900,000	—	1,900,000
Proceeds from issuance of underwriting option	100	—	100
Proceeds from sale of stock	—	25,000	25,000
Proceeds from notes payable, Stockholders	—	75,000	75,000
Proceeds from advances from Stockholders	15,000	5,000	52,000
Payments of notes payable, Stockholders	(75,000)	—	(75,000)
Payments of advances from Stockholders	(49,699)	—	(49,699)
Payment of offering costs	(3,281,847)	(73,124)	(3,413,232)

Net Cash provided by Financing Activities	67,508,554	31,876	67,514,169

Net increase in Cash	20,535	26,876	21,150

Cash at beginning of period	615	—	—

Cash at end of period	$21,150	$26,876	$21,150

Supplemental schedule of non-cash financing activities:
Accrual of Public Offering costs	$8,012	$—	$8,012
Accrual of deferred underwriting fees	$2,070,000	$—	$2,070,000
Advance from Stockholder for Public Offering costs	$—	$15,000	$—

See notes to condensed financial statements

Geneva Acquisition Corporation and Subsidiary
(A Development Stage Company)
Notes to Financial Statements

1.   Summary of Significant Accounting Policies

Basis of Presentation

The financial statements at June 30, 2007 and for the periods ended June 30, 2007 are unaudited. The condensed financial statements include the accounts of Geneva Acquisition Corporation and its wholly owned subsidiary Geneva Acquisition Security Corporation (collectively referred to as the “Company”). All significant intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of its operations and its cash flows for the three months and six months then ended, and for the period from June 2, 2006 (inception) through June 30, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The December 31, 2006 balance sheet has been derived from the audited financial statements included in the Company’s Registration Statement on Form S-1.

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

Recently Issued Accounting Pronouncements

In January 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The adoption of FIN 48 did not have a material effect on the Company’s results of operations or financial condition. The Company was incorporated on June 2, 2006. Accordingly, the tax period ending December 31, 2006 is the only tax period open for examination as of June 30, 2007.

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

At June 30, 2007, the Company had not yet commenced any operations. All activity through June 30, 2007 relates to the Company’s formation, its initial public offering described below and thereafter, pursuing potential acquisitions of target businesses. The Company has selected December 31 as its fiscal year-end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”), which may not constitute a business combination for accounting purposes. Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. Upon the closing of the Public Offering, $67,440,000, including $2,070,000 of deferred underwriting discounts, was placed in a trust account (“Trust Account”) and has been invested in government securities until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. As of June 30, 2007, $68,184,598 was held in the Trust Account, of which $2,070,000 was for deferred underwriting discount and $744,598 was accrued investment income. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Certain of the Company’s directors have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the directors will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account), along with interest earned on the Trust Account, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Public Offering, including the Initial Stockholders, have agreed to vote their 2,500,000 founding shares of common stock, as well as any shares of common stock acquired in connection with or following the Public Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (subject to distributions for working capital and amounts paid or accrued for taxes) computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (19.99% of the amount held in the Trust Account, excluding the deferred portion of the underwriters’ discount and commission) has been classified as common stock subject to possible conversion on the accompanying June 30, 2007 balance sheet. In addition, such Public Stockholders would also be entitled to a pro rata portion of the deferred portion of the underwriters’ discount and commission held in trust (see Note 3).

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

In addition, the Company has received $52,000 in advances from certain of its Initial Stockholders that bear no interest and were to be repaid no later than the consummation of the Public Offering. On February 16, 2007, the Company repaid $49,699 of these advances, leaving a balance of $2,301 as of June 30, 2007.

6.   Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the Effective Date of the Public Offering. The statement of operations includes $34,554 of such expense for the six months ended June 30, 2007.

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

8.   Reserved Common Stock

At June 30, 2007, 28,023,077 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the UPO.

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

Net income of $450,378 for the three months ended June 30, 2007 consists of interest income on the trust account investments in government securities of $866,544 reduced by $184,196 of general and administrative expenses and an income tax expense of $231,970.

Net income of $668,721 for the six months ended June 30, 2007 consists of interest income on the trust account investments in government securities of $1,270,348 reduced by $235,657 of general and administrative expenses and an income tax expense of $365,970.

Net loss of $5,000 for the period from June 2, 2006 (inception) to June 30, 2006 consists of $5,000 of general and administrative expenses.

Net income of $663,721 for the period from June 2, 2006 (inception) to June 30, 2007 (cumulative) consists of interest income on the trust account investments in government securities of $1,270,348 reduced by $240,657 of general and administrative expenses and an income tax expense of $365,970.

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

We have paid $2,760,000 in underwriting discounts and commissions and approximately $661,000 for costs and expenses in connection with the Public Offering (including the over-allotment option). The payment of $2,070,000 in additional underwriting discounts and commissions is being deferred until the completion of a business combination. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $65,409,000, of which $67,440,000 was deposited into the trust account including the deferred underwriting discount of $2,070,000. Up to $1,650,000 of interest income from the net proceeds may be used to pay for expenses related to investigating and selecting a target business and other working capital requirements, as well as any additional amounts needed to pay income or other tax obligations. The remaining net proceeds may be used to pay for funding the acquisition of a target business; expenses related to the business combination, including professional fees, finder’s fees, and vendor and service provider costs, as well as operating expenses of the target business. A portion of the funds released from the trust account may also be used to provide working capital to, or to pay indebtedness or other liabilities of, the target business.

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

Date: August 14, 2007	Geneva Acquisition Corporation

(Registrant)

	By:	/s/ John F. Rousseau, Jr.
	Name:	John F. Rousseau, Jr.
	Title:	Chief Operating Officer