Form 10-Q
period 2007-09-30
GENEVA ACQUISITION CORP
filed 2007-11-14
CIK 1367660

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33247

GENEVA ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	41-2207517 (I.R.S. Employer Identification No.)
400 Crown Colony Drive, Suite 104, Quincy, MA (Address of Principal Executive Offices)
02169 (Zip Code)
Registrant's telephone number, including area code: (617) 472-2805

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒	No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

        As of November 14, 2007, there were 14,000,000 shares of the registrant's common stock outstanding.

PART I.

FINANCIAL INFORMATION

Item 1.    Financial Statements.

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current Assets:
Cash	$3,356	$615
Investments Held in Trust	65,370,000	—
Investments Held in Trust for Deferred Underwriting Discount	2,070,000	—
Investment income not subject to trust	1,187,781	—
Prepaid expenses	100,357	—

Total current assets	68,731,494	615
Deferred tax asset	110,344	—
Deferred offering costs	—	271,385

Total Assets	$68,841,838	$272,000

Liabilities and Stockholders' Equity
Current Liabilities:
Accrued Offering Expenses	$8,012	$125,000
Accrued Expenses	111,634	—
Advances from Stockholder	2,301	52,000
Notes Payable, Stockholders	—	75,000
Taxes Payable	68,337	—
Deferred Underwriting Discount	2,070,000	—

Total Liabilities	2,260,284	252,000

Common stock subject to possible conversion, 2,298,850 shares at conversion value	13,067,463	—
Commitments
Stockholders' Equity
Preferred Stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $.0001 par value, 60,000,000 shares authorized; 14,000,000 shares (which includes 2,298,850 subject to possible conversion) and 2,500,000 shares issued and outstanding at September 30, 2007 and December 31, 2006 respectively.	1,400	250
Additional Paid-in Capital	52,364,993	24,750
Earnings (Deficit) Accumulated during the development stage	1,147,698	(5,000)

Total Stockholders' Equity	53,514,091	20,000

Total Liabilities and Stockholders' Equity	$68,841,838	$272,000

See notes to condensed financial statements

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Statements of Operations

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Period from June 2, 2006 (inception) to September 30, 2006	Period from June 2, 2006 (inception) to September 30, 2007 (cumulative)
	(unaudited)	(unaudited)	(unaudited)		(unaudited)
Interest income	$874,947	$—	$2,145,295	$—	$2,145,295
Operating Expenses
General & Administrative	128,883	—	364,540	5,000	369,540

Net Income (Loss) before income taxes	$746,064	—	$1,780,755	$(5,000)	$1,775,755
Income tax expense	$262,087	—	$628,057	$—	$628,057

Net Income (Loss)	$483,977	—	$1,152,698	$(5,000)	$1,147,698

Weighted Average number of common shares outstanding—basic and diluted	14,000,000	2,500,000	11,952,381	2,500,000	7,773,663

Income (Loss) per Share—basic and diluted	$0.03	$0.00	$0.10	$(0.00)	$0.15

See notes to condensed financial statements

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Statement of Stockholders' Equity

	Common Stock
			Additional Paid-in Capital	Deficit Accumulated During the Development Stage
	Shares	Amount			Total
Issuance of Common Stock to initial Stockholders on June 9, 2006 at $.01 per share.	2,500,000	$250	$24,750		$25,000
Net Loss				$(5,000)	$(5,000)

Balance at December 31, 2006	2,500,000	$250	$24,750	$(5,000)	$20,000
Unaudited:
Sale of Private Placement Warrants	—	—	1,900,000	—	1,900,000
Sale of 11,500,000 Units net of underwriter's discount and offering expenses (includes 2,298,850 shares subject to possible conversion)	11,500,000	1,150	63,507,606	—	63,508,756
Proceeds subject to possible conversion of 2,298,850 shares	—	—	(13,067,463)	—	(13,067,463)
Sale of underwriter option	—	—	100	—	100
Net Income	—	—	—	1,152,698	1,152,698

Balance at September 30, 2007	14,000,000	$1,400	$52,364,993	$1,147,698	$53,514,091

See notes to condensed financial statements

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2007	Period from June 2, 2006 (inception) to September 30, 2006	Period from June 2, 2006 (inception) to September 30, 2007 (cumulative)
Cash Flows From Operating Activities
Net Income (Loss)	$1,152,698	$(5,000)	$1,147,698
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income taxes payable	68,337		68,337
Deferred tax asset	(110,344)		(110,344)
Changes in operating assets and liabilities:
Increase in value of investments held in trust	(2,145,295)		(2,145,295)
Increase in prepaid expenses	(100,357)		(100,357)
Increase in accrued expenses	111,634	—	111,634

Net Cash (used in) provided by Operating Activities	(1,023,327)	(5,000)	(1,028,327)

Cash Flows From Investing Activities
Disbursements from trust	957,514		957,514
Cash held in Trust Account	(67,440,000)	—	(67,440,000)

Net Cash used in Investing Activities	(66,482,486)	—	(66,482,486)

Cash Flows From Financing Activities
Proceeds from public offering	69,000,000	—	69,000,000
Proceeds from private placement of warrants	1,900,000	—	1,900,000
Proceeds from issuance of underwriting option	100	—	100
Proceeds from sale of stock	—	25,000	25,000
Proceeds from notes payable, Stockholders	—	75,000	75,000
Proceeds from advances from Stockholders	15,000	6,000	52,000
Payments of notes payable, Stockholders	(75,000)	—	(75,000)
Payments of advances from Stockholders	(49,699)	—	(49,699)
Payment of offering costs	(3,281,847)	(100,269)	(3,413,232)

Net Cash provided by Financing Activities	67,508,554	5,731	67,514,169

Net increase in Cash	2,741	731	3,356
Cash at beginning of period	615	—	—

Cash at end of period	$3,356	$731	$3,356

Supplemental schedule of non-cash financing activities:
Accrual of Public Offering costs	$8,012	$77,000	$8,012
Accrual of deferred underwriting fees	$2,070,000	$—	$2,070,000
Advance from Stockholder for Public Offering costs	$—	$15,000	$—

See notes to condensed financial statements

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Notes to Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

        The financial statements at September 30, 2007 and for the periods ended September 30, 2007 are unaudited. The condensed financial statements include the accounts of Geneva Acquisition Corporation and its wholly owned subsidiary Geneva Acquisition Security Corporation (collectively referred to as the "Company"). All significant intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of its operations and its cash flows for the three months and nine months then ended, and for the period from June 2, 2006 (inception) through September 30, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The December 31, 2006 balance sheet and the statement of stockholders' equity for the period then ended, and the income statement and statement of cash flows for the period ended September 30, 2006 have been derived from the audited financial statements included in the Company's Registration Statement on Form S-1.

        The statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company also follows Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting for Development Stage Enterprises" in preparing its financial statements.

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

Recently Issued Accounting Pronouncements

        In January 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The adoption of FIN 48 did not have a material effect on the Company's results of operations or financial condition. The Company was incorporated on June 2, 2006. Accordingly, the tax period ending December 31, 2006 is the only tax period open for examination as of September 30, 2007.

        Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

2. Organization and Business Operations

        Geneva Acquisition Corporation was incorporated in Delaware on June 2, 2006 as a "blank check" company whose objective is to acquire an operating business. The Securities and Exchange Commission defines such a company as "a development stage company" as it either has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and has issued "penny stock," as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination with an operating entity. The Company is subject to the risks associated with development stage companies.

        On June 9, 2006, all of the officers and directors of the Company ("Initial Stockholders") purchased 2,500,000 shares of common stock at $0.01 per share.

        At September 30, 2007, the Company had not yet commenced any operations. All activity through September 30, 2007 relates to the Company's formation, its initial public offering described below and thereafter, pursuing potential acquisitions of target businesses. The Company has selected December 31 as its fiscal year-end.

        The registration statement for the Company's initial public offering (the "Public Offering") (as described in Note 3) was declared effective February 12, 2007 (the "Effective Date"). The Company consummated the Public Offering on February 16, 2007, and simultaneously with the consummation of the Public Offering on February 16, 2007, certain officers, directors, and initial shareholders of the Company purchased an aggregate of 2,923,077 warrants at $0.65 per warrant from the Company in a private placement (the "Private Placement"). The warrants sold in the Private Placement were identical to the warrants sold in the Public Offering, but the purchasers in the Private Placement have waived their rights to receive any distribution on liquidation in the event the Company does not complete a business combination (as described below). On March 8, 2007, the underwriters consummated the full exercise of the over-allotment option, resulting in the sale of an additional 1,500,000 units (see Note 3 below). The Company received net proceeds from the Private Placement and the Public Offering, including the proceeds received upon the full exercise of the over-allotment option, of approximately $65,409,000 (see Note 3 below).

        The Company's management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"), which may not constitute a business combination for accounting purposes. Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. Upon the closing of the Public Offering, $67,440,000, including $2,070,000 of deferred underwriting discounts, was placed in a trust account ("Trust Account") and has been invested in government securities until the earlier of (i) the consummation of its first Business

Combination or (ii) liquidation of the Company. As of September 30, 2007, $68,627,781 was held in the Trust Account, of which $2,070,000 was for deferred underwriting discount and $1,187,781 was accrued investment income. We are entitled to receive up to $1,650,000 from interest earned on the trust account to finance our operations prior to consummating a business combination. The accrued investment income is not being held subject to the Trust Account. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Certain of the Company's directors have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the directors will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account), along with interest earned on the Trust Account, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Public Offering, including the Initial Stockholders, have agreed to vote their 2,500,000 founding shares of common stock, as well as any shares of common stock acquired in connection with or following the Public Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

        With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (subject to distributions for working capital and amounts paid or accrued for taxes) computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (19.99% of the amount held in the Trust Account, excluding the deferred portion of the underwriters' discount and commission) has been classified as common stock subject to possible conversion on the accompanying September 30, 2007 balance sheet. In addition, such Public Stockholders would also be entitled to a pro rata portion of the deferred portion of the underwriters' discount and commission held in trust (see Note 3).

        The Company's Second Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until 24 months from the Effective Date of the Public

Offering. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Public Offering discussed in Note 3).

3. Initial Public Offering

        On February 16, 2007, the Company sold 10,000,000 Units ("Units") in the Public Offering at a price of $6.00 per Unit. On March 8, 2007, the underwriters consummated the full exercise of the over-allotment option, resulting in the sale of an additional 1,500,000 Units. Each Unit consists of one share of the Company's common stock and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the Effective Date of the Public Offering, subject to there being an effective and current registration statement relating to the shares issuable upon exercise of the warrants, and expiring four years from the Effective Date of the Public Offering. The Company may redeem the Warrants at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The Company does not need to obtain the consent of Lazard Capital Markets LLC prior to calling the warrants for redemption. In accordance with the warrant agreement relating to the Warrants sold and issued in the Public Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

        In connection with the Public Offering, the Company paid the underwriters of the Public Offering underwriting discounts and commissions of 7% of the gross proceeds of the Public Offering, of which 3% of the gross proceeds will be held in the Trust Account and payable only upon the consummation of a Business Combination. If a Business Combination is approved and completed, Public Stockholders who voted against the combination and have exercised their conversion rights will be entitled to their pro rata share of the deferred underwriters' discount and commission.

        Simultaneously with the consummation of the Public Offering, certain of the Initial Stockholders purchased 2,923,077 warrants ("Private Placement Warrants") at a purchase price of $0.65 per warrant, in the Private Placement. The proceeds of $1,900,000 were placed in the Trust Account. The Private Placement Warrants are identical to the Warrants underlying the Units sold in the Public Offering except that if the Company calls the Warrants for redemption, the Private Placement Warrants will be exercisable on a cashless basis so long as they are still held by the initial purchasers. The purchasers have agreed that the Private Placement Warrants will not be sold or transferred by them, until 30 days after the completion of a Business Combination.

        The Initial Stockholders and the holders of the Private Placement Warrants will be entitled to registration rights with respect to their securities pursuant to an agreement signed on the Effective Date of the Public Offering. With respect to the shares issued prior to the completion of the Public Offering, the holders of the majority of these shares are entitled to demand that the Company register these shares at any time commencing six months following the consummation of a Business Combination. With respect to the Private Placement Warrants (and underlying shares), the holders of the majority of these securities are entitled to demand that the Company register these shares at any time commencing three months following the consummation of a Business Combination. In addition, such holders have certain "piggy-back" registration rights on registration statements filed subsequent to the Company's consummation of a Business Combination.

        In connection with the Public Offering, the Company issued an option to Lazard Capital Markets LLC for $100, to purchase 700,000 Units. The Units that would be issued upon exercise of the Underwriters Purchase Option ("UPO") are identical to those offered by the Public Offering. This UPO is exercisable at $8.50 per Unit commencing the later of the completion of a Business Combination or one year from the Effective Date of the Public Offering, subject to there being an effective and current registration statement relating to the UPO or the Warrants underlying such UPO issuable upon exercise of the option or an exemption from registration, and expiring five years from the Effective Date of the Public Offering. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such UPO or Warrant shall not be entitled to exercise such UPO or Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the UPO and the Warrants may expire unexercised and unredeemed.

        The sale of the UPO has been accounted for as an equity transaction. Accordingly, there was no net impact on the Company's financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale would be approximately $1,491,000 using an expected life of five years, volatility of 45.2% and a risk-free interest rate of 4.88%.

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

4. Deferred Offering Costs

        Deferred offering costs consist principally of legal, accounting and other fees incurred through the balance sheet date that are directly related to the Public Offering and that were charged to stockholders' equity upon the receipt of the capital raised.

5. Notes Payable, Stockholders

        The Company issued an unsecured promissory note to one of its Initial Stockholders in the aggregate principal amount of $75,000 on June 16, 2006. This note was non-interest bearing and fully repaid on February 16, 2007 with the proceeds of the Public Offering.

        In addition, the Company has received $52,000 in advances from certain of its Initial Stockholders that bear no interest and were to be repaid no later than the consummation of the Public Offering. On February 16, 2007, the Company repaid $49,699 of these advances, leaving a balance of $2,301 as of September 30, 2007.

6. Commitments and Related Party Transactions

        The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $4,500 per month for such services commencing on the Effective Date of the Public Offering. The statement of operations includes $34,554 of such expense for the nine months ended September 30, 2007.

        The Initial Stockholders have entered into letter agreements that waive their right to receive distributions with respect to their founding shares upon the Company's liquidation.

7. Preferred Stock

        The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

8. Reserved Common Stock

        At September 30, 2007, 28,023,077 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the UPO.

9. Trust Account

        For tax planning purposes, the Company assigned its rights to the cash in the Trust Account to Geneva Acquisition Security Corporation, a wholly-owned Massachusetts subsidiary qualifying as a "security corporation" entitled to a reduced state corporate tax rate.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.

Forward Looking Statements

        This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events, and we assume no obligation to update any such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; and conditions in the capital markets. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Such statements can also be identified by the fact that they do not relate strictly to historical or current facts. Factors that might cause our future results to differ from those statements include, but are not limited to, those described in the section entitled "Risk Factors" of the prospectus filed with the Securities and Exchange Commission, or the SEC, in connection with our initial public offering, or the Public Offering. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report and with the section entitled "Risk Factors" of the prospectus filed with the SEC in connection with our Public Offering.

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

        On February 16, 2007 and March 8, 2007, we consummated our Public Offering of 11,500,000 units, including 1,500,000 units attributable to the full exercise of the underwriters' over-allotment option.

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

        Net income of $483,977 for the three months ended September 30, 2007 consists of interest income on the trust account investments in government securities of $874,947 reduced by $128,883 of general and administrative expenses and an income tax expense of $262,087.

        Net income of $1,152,698 for the nine months ended September 30, 2007 consists of interest income on the trust account investments in government securities of $2,145,295 reduced by $364,540 of general and administrative expenses and an income tax expense of $628,057.

        Net loss of $5,000 for the period from June 2, 2006 (inception) to September 30, 2006 consists of $5,000 of general and administrative expenses.

        Net income of $1,147,698 for the period from June 2, 2006 (inception) to September 30, 2007 (cumulative) consists of interest income on the trust account investments in government securities of $2,145,295 reduced by $369,540 of general and administrative expenses and an income tax expense of $628,057.

Liquidity and Capital Resources

        On February 16, 2007 and March 8, 2007 we consummated our Public Offering of 11,500,000 units, including 1,500,000 units attributable to the full exercise of the underwriters' over-allotment option. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Simultaneously with the consummation of the Public Offering on February 16, 2007 certain officers, directors, and our initial shareholders purchased an aggregate of 2,923,077 warrants at $0.65 per warrant from us in a private placement. The warrants sold in the warrant private placement were identical to the warrants sold in the Public Offering, but the purchasers in the warrant private placement have waived their rights to receive any distribution on liquidation in the event we do not complete a business combination. We received net proceeds from the warrant private placement and the Public Offering, including the proceeds received upon the full exercise of the over-allotment option, of approximately $65,409,000.

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

  •
  miscellaneous expenses.

        Beginning on February 12, 2007 and ending upon the acquisition of a target business, we began incurring a fee of $4,500 per month for office space and certain administrative, technology and secretarial services from NEGF Advisory Company Inc., an affiliate of two of our initial stockholders. In addition, in 2006, certain initial stockholders advanced us an aggregate of $127,000 for payment of offering expenses on our behalf. A total of $124,699 of these advances were repaid from the proceeds of the Public Offering that were allocated to pay offering expenses.

        We may use all or substantially all of the proceeds held in trust other than the deferred portion of the underwriters' discount and amounts used for working capital and for taxes to acquire one or more target businesses. We may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we will finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses. The operating businesses that we acquire in such business combination must have, individually or collectively, a fair market value equal to at least 80% of our net assets (all of our assets, including the funds then held in the trust account less our liabilities) at the time of such acquisition. If we consummate multiple business combinations that collectively have a fair market value of 80% of our net assets, then we would require that such transactions are consummated simultaneously.

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

        It is possible that we could use a portion of the funds not in the trust account to make a deposit, down payment or fund a "no-shop" provision with respect to a particular proposed business combination. In the event we were ultimately required to forfeit such funds (whether as a result of our breach of agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to pay expenses related to finding a suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our exposure to market risk is limited to interest income sensitivity with respect to the funds placed in the trust account. However, the funds held in our trust account have been invested only in U.S. "government securities," defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less, or in money market funds, meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, so we are not deemed to be an investment company under the Investment Company Act. As a result, we are subject to market risk primarily through changes in interest rates on government securities and money market funds. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, do not currently pose significant market risk to us.

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

        A payment of $2,070,000 in additional underwriting discounts and commissions is being deferred until the completion of a business combination and was deposited into the trust account. Up to $1,650,000 of interest income from the net proceeds of the Public Offering may be used to pay for expenses related to investigating and selecting a target business and other working capital requirements, as well as any additional amounts needed to pay income or other tax obligations. To date, we have incurred $364,540 of allowable expenses payable from the interest income of the net proceeds. The remaining net proceeds may be used to pay for funding the acquisition of a target business; expenses related to the business combination, including professional fees, finder's fees, and vendor and service provider costs, as well as operating expenses of the target business. A portion of the funds released from the trust account may also be used to provide working capital to, or to pay indebtedness or other liabilities of, the target business.

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

Item 4.    Submission of Matters to a Vote of the Security Holders.

        Not applicable.

Item 5.    Other Information.

        Not applicable.

Item 6.    Exhibits.

Number	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Principal Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2007	Geneva Acquisition Corporation (Registrant)
	By:	/s/ JOHN F. ROUSSEAU, JR.
	Name:	John F. Rousseau, Jr.
	Title:	Chief Operating Officer