Form 10-K
period 2007-12-31
GENEVA ACQUISITION CORP
filed 2008-03-31
CIK 1367660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

Commission File Number 001-33247

Geneva Acquisition Corporation
(Exact name of Registrant as specified in its charter)

Delaware	41-2207517

(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

400 Crown Colony Drive, Suite 104
Quincy, Massachusetts 02169
(Address of principal executive offices)

(617) 933-1700
(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Units, each consisting of one share of Common Stock, $0.0001 par value, and two Warrants	American Stock Exchange

Common Stock included in the Units	American Stock Exchange

Warrants included in the Units	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

☒ Yes ☐ No

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2007, as reported on the American Stock Exchange, was approximately $63,825,000.

The number of shares of common stock outstanding as of March 26, 2008 was 14,000,000.

GENEVA ACQUISITION CORPORATION
2007 ANNUAL REPORT ON FORM 10-K

i

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements of, or industry results, to differ materially from any future results, performance or achievement implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” set forth in Item 1A and elsewhere in this report and those described from time to time in our other filings with the Securities and Exchange Commission (the “SEC”), including the Quarterly Reports on Form 10-Q to be filed by us in the future. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. We undertake no obligation to revise or release publicly the results of any revision to these forward-looking statements.

PART I

Item 1.	BUSINESS

General

Geneva Acquisition Corporation (the “Company”) was incorporated in Delaware on June 2, 2006 as a “blank check” company whose objective is to acquire or merge with an operating business. The SEC defines such a company as “a development stage company” if it either has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person, and it has issued “penny stock,” as defined in Rule 3a51-1 under the Exchange Act. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company is subject to the risks associated with development stage companies.

On June 9, 2006, the then officers and directors of the Company (the “Initial Stockholders”) purchased an aggregate of 2,500,000 shares of the Company’s common stock, par value $.0001 per share (the “Common Stock”), at a price of $.01 per share.

The registration statement for the Company’s initial public offering (the “Initial Public Offering”) was declared effective on February 12, 2007 (the “Effective Date”). The Company sold 11,500,000 Units (the “Units”) in the Initial Public Offering at a price of $6.00 per Unit. Each Unit consisted of one share of Common Stock, and two redeemable Common Stock purchase warrants (the “Public Warrants”). Each Public Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $5.00 commencing on the later of (i) the completion of a Business Combination (as hereinafter defined) and (ii) one year from the Effective Date, in either case subject to there being an effective and current registration statement relating to the shares issuable upon exercise of the Warrants, and expiring four years from the Effective Date. The Company may redeem the Public Warrants at a price of $.01 per Public Warrant upon 30 days’ notice after the Public Warrants become exercisable, only in the event that the last sale price of the Common Stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Simultaneously with the consummation of the Initial Public Offering on February 16, 2007, certain officers, directors and Initial Stockholders of the Company purchased an aggregate of 2,923,077 warrants at $0.65 per warrant (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”) from the Company in a private placement (the “Private Placement”). The Private Placement Warrants are identical to the Public Warrants, except that if the Company calls the warrants for redemption, the Private Placement warrants will be exercisable on a cashless basis so long as they are still held by the initial purchasers. The Company received aggregate net proceeds from the Private Placement and the Initial Public Offering of approximately $65,409,000.

In connection with the Initial Public Offering, we issued a five- year option (the “UPO”) to Lazard Capital Markets LLC, the representative of the underwriters of our Initial Public Offering, for $100, to purchase 700,000 Units (the “UPO Units”). The UPO Units issuable upon exercise of the UPO are identical to the Units sold in the Initial Public Offering, except that the exercise price is $8.50 per UPO Unit and except that the warrants contained in the UPO Units expire five years from the Effective Date.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating a business combination with an operating business through a merger, capital stock exchange, asset acquisition or other similar business combination (a “Business Combination”), which may not necessarily constitute a majority of the outstanding equity of such business and may not necessarily constitute a business combination for accounting purposes. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, $67,440,000, including $2,070,000 of deferred underwriting discounts, was placed in a Trust Account (the “Trust Account”), which has been invested in government securities until the earlier of (i) the consummation of the Company’s first Business Combination and (ii) the liquidation of the Company. As of December 31, 2007, $69,053,581 was held in the Trust Account, of which $2,070,000 was reserved for deferred underwriting discount and $3,010,345 represented earned investment income. We are entitled to receive up to $1,600,000 from interest earned on the Trust Account (plus $50,000 received from the net proceeds of the Initial Public Offering) to finance our operations prior to consummating a Business Combination. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Certain of the Company’s directors have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the directors will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account), along with interest earned on the Trust Account, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and the Company’s general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. If stockholders owning 20% or more of the issued and outstanding shares of Common Stock vote against the Business Combination and exercise their conversion rights described below, the prospective Business Combination will not be consummated. All of the Company’s stockholders prior to the Initial Public Offering have agreed to vote the shares of Common Stock that they own in accordance with the vote of the majority in interest of all other stockholders of the Company (the “Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination that is approved by holders of the requisite number of shares of Common Stock (as described above) and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares of Common Stock into cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of Common Stock held by Public Stockholders (including, for this purpose, 250,000 shares of Common Stock contained in Units purchased by an Initial Stockholder in the Initial Public Offering). Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (subject to distributions for working capital and amounts paid or accrued for taxes) computed without regard to the shares held by Initial Stockholders (other than 250,000 shares of Common Stock contained in Units purchased by an Initial Stockholder in the Initial Public Offering). Accordingly, a portion of the net proceeds from the Initial Public Offering (19.99% of the amount held in the Trust Account, excluding the deferred portion of the underwriters’ discount and commission) has been classified as Common Stock subject to possible conversion on the accompanying December 31, 2007 balance sheet. In addition, such Public Stockholders would also be entitled to a pro rata portion of the deferred portion of the underwriters’ discount and commission held in the Trust Account.

The Company’s Certificate of Incorporation provides that the Company will continue in existence only until February 12, 2009, 24 months from the Effective Date. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the Initial Public Offering price per share (assuming no value is attributed to the Public Warrants) and may be less than the market value of the Common Stock from time to time.

At December 31, 2007, the Company had not conducted any activity, other than activity related to the Company’s formation, regulatory filings, the Initial Public Offering and pursuing potential Business Combinations.

Strategy

Our efforts have been focused on identifying a prospective target business that manufactures or distributes products or specialty materials to, or provides services within, the healthcare sector, as well as other sectors within the experience and competencies of our management team. However, as described below, we are not limited to consummating a Business Combination within any particular sector or industry.

In the healthcare area, for instance,

Products may include but are not limited to:

•	Medical devices used in cardiovascular, orthopedic, gynecological, urological, metabolic disease and neurovascular applications;

•	Medical devices used in drug delivery;

•	In vitro and in vivo diagnostic testing equipment and reagents;

•	Analytical instruments and related consumables used in drug development;

•	Imaging equipment and contrast agents;

•	Supplies and goods used or consumed in hospitals, nursing homes and home healthcare; and

•	Information technology applications.

Services may include but are not limited to:

•	Specialty clinics;

•	Rehabilitation centers;

•	Disease management companies;

•	Diagnostic and laboratory services;

•	Professional provider organizations;

•	Third party administrators;

•	Billing services and electronic medical record maintenance;

•	Imaging centers;

•	Private hospitals;

•	For-profit hospices;

•	Sterilization services for surgical instruments;

•	Health maintenance organizations; and

•	Home healthcare providers.

Specialty or advanced materials may include but are not limited to:

•	Biomaterials for the repair and replacement of tissue;

•	Metal alloys for implantable devices such as stents, catheters and injection ports;

•	Innovative contrast imaging agents;

•	Nanoparticles for drug delivery;

•	Specialty coatings;

•	Compounding and formulating ingredients and drugs; and

•	Plastic materials and synthetic resins.

The examples identified above do not constitute an exhaustive list. In addition, we may consummate a Business Combination outside of the sectors in which management may have direct experience if we believe it would be in our stockholders’ best interest. If we consummate a Business Combination outside the specific areas of management’s experience, we may hire and rely upon third party consultants to review or analyze the sector or industry in which a prospective target business operates as appropriate.

Competitive Strengths

We believe that we will succeed in consummating a Business Combination with a target business or businesses as a result of the following:

•
We are experienced transaction investors. Our management team members, including our officers and directors, have extensive experience in identifying and evaluating businesses, performing in-depth due diligence, negotiating with owners and management, structuring, financing and closing transactions in both public and private markets.

•
We have extensive public and private equity mergers and acquisitions contacts. Our management team has significant experience and contacts in both public and private equity mergers and acquisitions. In addition, our management team has a network of business relationships with executives and board members of privately and publicly held companies. We believe that these contacts will provide our management team with target candidates that may not be available to the broader market.

•
We have management operating experience. Our officers and directors have transaction and operating experience in a variety of industries within the healthcare products and services, specialty materials and other manufacturing sectors. We believe that this experience provides us with a competitive advantage in evaluating businesses and Business Combination opportunities in these sectors. In addition, our officers and directors have provided management oversight and served on the boards of directors of both acquiring as well as acquired private and public companies. We believe this experience will also assist us in evaluating whether Business Combination targets have the human and other resources necessary to compete successfully as publicly traded companies.

Based upon the foregoing, we believe that as a well-financed public entity possessing broad investment, transaction and operating expertise, we are well qualified to identify target companies and to complete a Business Combination.

Effecting a Business Combination

General

Subject to the limitations that a target business have a fair market value as reasonably determined by our board of directors of at least 80% of our net assets at the time of the Business Combination, as described below in more detail, we will have substantial flexibility in identifying and selecting a prospective Business Combination candidate. If our initial business combination involves a transaction in which we acquire less than a 100% interest in the target business, the fair market value of the interest we acquire must similarly be equal to 80% of our net assets at the time of such Business Combination.

We are seeking a Business Combination from among the following areas:

•	Privately-Held Companies. Owners of privately-held companies may seek to realize the value of their investments through a sale of their company to or merger with our public company.

•
Portfolio Companies of Private Equity Firms. Because most private equity funds must distribute their fund assets following a fixed term of years, they may seek realizations through the sale or business combination of their portfolio companies with us.

•
Corporate Restructurings. Corporate restructurings may present opportunities to acquire or merge with operating divisions or subsidiaries which no longer meet the selling corporation’s strategic direction.

•	Fragmented Industries. Various industries are characterized by a large number of small to mid-size firms in which consolidation opportunities may arise.

We believe that we are qualified to pursue these types of Business Combination targets due in part to the factors identified above. We are seeking target companies that have the opportunity for growth through market expansion and product development and that can potentially benefit from increased access to capital markets. We are seeking companies with existing executive management teams that have demonstrated the ability to operate and profitably grow their business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

We anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers, intermediaries, venture capital funds, private equity funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates. Such individuals have a substantial network of business executives, brokers and other intermediaries, entrepreneurs, investment bankers, board members and advisors who may introduce us to potential opportunities. In no event, however, will any of our existing officers, directors or stockholders or any entity with which they are affiliated receive any finder’s fee, consulting fee or other compensation from us or any third party, including the prospective target, for services rendered prior to or in connection with the consummation of a business combination by our company. Following a Business Combination, our management may receive a fee for prospective services they may render to the target business, subject to the approval of a majority of the disinterested members of our board of directors. We expect that we may be contacted by unsolicited parties who become aware of our interest in prospective targets through press releases, word of mouth, and media coverage, should it develop. We may pay a finder’s fee to any unaffiliated party that provides information regarding prospective targets to us. We anticipate that such fees, if any, would be a percentage of the consideration associated with such Business Combination, with the percentage to be determined based on local market conditions at the time of such transaction.

Selection of a target business and structuring of a Business Combination

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for our focus on the healthcare sector, we have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses, except that a target business have a fair market value as reasonably determined by our board of directors of at least 80% of our net assets at the time of the Business Combination. In searching for a target business, members of the financial community and other contacts may bring to our attention prospective Business Combination candidates that operate outside of the healthcare sector that we may pursue if we believe it would be in our stockholders’ best interests. We have no time frame or monetary amount that would trigger our consideration of a target business outside of the healthcare sector.

In evaluating a prospective target business, our management will consider, among other factors, the following:

•	financial condition and results of operations;

•	cash flow potential;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	regulatory environment of the industry;

•	regulatory compliance of the target business;

•	security measures employed to protect technology, trademarks or trade secrets;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services; and

•	costs associated with effecting the Business Combination.

The above criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a Business Combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. We intend to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account.

We will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment to us, the target business and its stockholders. The time and costs required to select and evaluate a target business and to structure and complete the Business Combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a Business Combination is not ultimately completed will result in a loss to us and reduce the amount of capital available otherwise to complete a Business Combination.

Fair market value of target business

The target business that we consummate a Business Combination with must have a fair market value equal to at least 80% of our net assets at the time of such transaction, although we may consummate a Business Combination with a target business whose fair market value significantly exceeds 80% of our net assets. In order to consummate such a Business Combination, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. If our initial Business Combination involves a transaction in which we acquire less than a 100% interest in the target business, the fair market value of the interest we acquire must similarly be equal to 80% of our net assets at the time of such Business Combination. The fair market value of any Business Combination will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able independently to determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. Since any opinion, if obtained, would likely only state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies of such opinion will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Probable lack of business diversification

While we may seek to effect Business Combinations with more than one target business, our initial Business Combination must be with one or more target businesses that satisfies the minimum valuation standard at the time of such Business Combination, as discussed above. It is probable that we will have the ability to effect only a single Business Combination. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several Business Combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a Business Combination with only a single entity, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

If we determine to acquire simultaneously several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the Business Combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited ability to evaluate the management of a target business

Although we intend to evaluate closely the management of a prospective target business when evaluating the desirability of effecting a Business Combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our officers or directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a Business Combination. Moreover, they would only be able to remain with us after the consummation of a Business Combination if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the Business Combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with us after the consummation of a Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of Business Combination

Prior to the completion of a Business Combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our Certificate of Incorporation to provide for our corporate life to continue perpetually following the consummation of such Business Combination. Any vote to extend our corporate life perpetually will be taken only in connection with a vote to approve a Business Combination and will take effect only if stockholders approve both the extension of our corporate life and the Business Combination.

In connection with seeking stockholder approval of a Business Combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any Business Combination, all of our Initial Stockholders, including all of our officers and directors, have agreed to vote the shares of Common Stock owned by them in accordance with the majority of the shares of Common Stock voted by the Public Stockholders. We will proceed with the business combination only if a majority of the shares of Common Stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders owning less than 20% of the outstanding shares of our Common Stock both vote against the Business Combination and exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any Business Combination, we will offer each Public Stockholder the right to have such stockholder’s shares of Common Stock converted to cash if such stockholder votes against the Business Combination and the Business Combination is approved and completed. Our Initial Stockholders will not have such conversion rights with respect to any shares of Common Stock owned by them. The actual per share conversion price will be equal to the amount in the Trust Account, inclusive of any interest not distributed to us for working capital or paid or accrued for taxes (calculated as of two business days prior to the consummation of the proposed Business Combination), divided by the number of shares of Common Stock sold in the Initial Public Offering. As of December 31, 2007, the estimated per share conversion price was approximately $5.90.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement relating to a proposed Business Combination and prior to the vote taken with respect to a proposed Business Combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the Business Combination and the Business Combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the stockholders meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a Business Combination. Public Stockholders who convert their stock into cash will still have the right to exercise any Public Warrants that they own. We will not complete any Business Combination if Public Stockholders owning 20% or more of the outstanding shares of Common Stock both vote against a Business Combination and exercise their conversion rights. Accordingly, it is our understanding and intention in every case to structure and consummate a Business Combination in which Public Stockholders owning 19.99% of the outstanding shares of Common Stock may exercise their conversion rights and the Business Combination will still go forward.

Liquidation if no Business Combination

Our Certificate of Incorporation provides that we will continue in existence only until February 12, 2009. This provision may not be amended except in connection with the consummation of a Business Combination. If we have not completed a Business Combination by such date, under our Certificate of Incorporation, our corporate existence will cease, except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to vote formally to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State).

If we are unable to complete a Business Combination by February 12, 2009, we will distribute to our stockholders, in proportion to their respective equity interests, a sum equal to the amount in the Trust Account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below). We anticipate notifying the trustee of the Trust Account to begin liquidating such assets within 10 business days after such date. Our Initial Stockholders have waived their rights to participate in any liquidation distribution with respect to any shares of Common Stock purchased by them prior to the Initial Public Offering or purchased privately from the Company by them simultaneously with the Initial Public Offering. The Initial Stockholders will be entitled to participate in any liquidation distribution with respect to any shares purchased in the Initial Public Offering and thereafter. Our Chairman of the Board purchased 250,000 Units in the Initial Public Offering. There will be no distribution from the Trust Account with respect to our Warrants, which will expire worthless in the event of liquidation. We will pay the costs of liquidation from our remaining assets outside of the Trust Account. If such funds are insufficient, our Initial Stockholders have agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and will not seek repayment of such expenses.

As of December 31, 2007, the estimated per share conversion price was approximately $5.90. As described below, the amount deposited in the Trust Account could, however, become subject to the claims of any bona fide creditor which would be prior to the claims of our Public Stockholders in the absence of a legally enforceable waiver agreement with such creditor or valid defenses against such claims. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to consummate a  Business Combination with, the only claims likely to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. As described above, we intend to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account. As a result, we believe the claims that could be made against us should be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. If we liquidate before the completion of a Business Combination and distribute the proceeds held in trust to our Public Stockholders, James E. McGrath, our President and a director, John F. Rousseau, Jr., our Chief Operating Officer and a director, Edwin Snape, a director, Gregory F. Zaic, our Treasurer, Vincent T. Pica II, our Chairman of the Board, and Thomas E. Hancock, our Vice President of Business Development, have agreed to indemnify us from claims by a vendor that would reduce the amount of funds held in the Trust Account. Under these circumstances, our board of directors would have a fiduciary obligation to our stockholders to bring a claim against Messrs. Pica, McGrath, Rousseau, Snape, Hancock and Zaic if they failed to perform their indemnification obligations. In addition, a stockholder would have a right to bring a derivative action to compel us to initiate a claim for indemnification against such individuals. We cannot assure you that the waiver agreements we have signed and intend to sign with potential target businesses and third party venders will be legally enforceable in all circumstances, or that Messrs. McGrath, Rousseau, Snape, Zaic, Pica and Hancock will be able to satisfy their indemnity obligations in all instances. As a result, due to potential claims of creditors, we can make no assurances as to the actual per share liquidation amount that Public Stockholders would receive in the event of our liquidation.

In addition, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or a trustee or receiver is appointed pursuant to applicable Delaware law, the proceeds held in the Trust Account could be subject to applicable bankruptcy law or equitable claims filed in Delaware Chancery Court, and may be subject to the claims of third parties with priority over the claims of our stockholders. To the extent any such bankruptcy or equitable claims deplete the Trust Account, we cannot assure you we will be able to return to our stockholders at least $5.90 per share.

Our stockholders will be entitled to receive funds from the Trust Account only in the event of our liquidation or if the Public Stockholders seek to convert their respective shares into cash upon a Business Combination which the Public Stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution. In no event will we distribute funds to our Initial Stockholders on account of their Private Placement Warrants, or to the Public Warrant holders on account of the Public Warrants, in the event of our liquidation if we are unable to complete a Business Combination within the time frame described in our Certificate of Incorporation.

Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be brought against us within the subsequent 10 years prior to our distributing the funds in the Trust Account to our public stockholders. Our Board of Directors will reserve funds from the $1,650,000 available for our working capital to provide for creditor claims in the event of our liquidation, pursuant to our obligations under Delaware General Corporation Law. As discussed above, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to consummate a Business Combination with, we believe the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. As described above, we intend to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account. However, we cannot guaranty that, even if such entities execute such agreements with us, they will not seek recourse against the Trust Account. In addition, a court could conclude that such agreements are not legally enforceable. We believe that such possibilities are unlikely and, accordingly, that any necessary provision for creditors should be minimal and should not have a significant impact on our ability to distribute funds from the Trust Account to our stockholders. Nevertheless, we can make no assurances as to the actual per share liquidation amount that Public Stockholders would receive in the event of our liquidation.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders, thereby decreasing the per share liquidation amount that Public Stockholders would receive in the event of our liquidation. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the Trust Account to our Public Stockholders promptly after February 12, 2009, this may be viewed or interpreted as giving preference to our Public Stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or as having acted in bad faith, and thereby exposing itself and the Company to damage claims by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in consummating a Business Combination with certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing target businesses. Furthermore:

•	our obligation to seek stockholder approval of a Business Combination may delay or threaten the completion of a transaction;

•	our obligation to convert into cash shares of Common Stock held by our Public Stockholders in certain instances may reduce the resources available to us for a Business Combination;

•	our outstanding Warrants and the UPO, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•	our limited ability to fund a no shop fee may place us at a disadvantage vis-à-vis a private equity or buy-out firm that may not be subject to our working capital restrictions.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we succeed in effecting a Business Combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a Business Combination, we will have the resources or ability to compete effectively.

Employees

We have five executive officers: James E. McGrath, our President and a director, John F. Rousseau, Jr., our Chief Operating Officer and a director, Gregory F. Zaic, our Treasurer, Vincent T. Pica II, our Chairman of the Board, and Thomas E. Hancock, our Vice President of Business Development. Our executive officers are not obligated to devote any specific number of hours to our matters. Although Messrs. McGrath, Rousseau, Zaic and Hancock devote a substantial amount of time to the search for, and due diligence with respect to, a target business, the amount of time they or any of our officers will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a Business Combination.

ITEM 1A. RISK FACTORS

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with no operating results to date. Because we lack an established operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing a Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any specific acquisition candidates and may be unable to complete a Business Combination. We will not generate any revenues until, at the earliest, after the consummation of a Business Combination. We cannot assure you as to when or if a Business Combination will occur.

If we are forced to liquidate and distribute the Trust Account, our Public Stockholders may receive less than they paid to purchase their shares of Common Stock and our Warrants will expire worthless.

If we are unable to complete a Business Combination by February 12, 2009 and are forced to liquidate our assets, we can make no assurances as to the per share liquidation amount that stockholders would receive. Such per share liquidation distribution may be less than the price paid by stockholders to purchase our Common Stock because of, among other things, the expenses of our Initial Public Offering, our general and administrative expenses and the costs of seeking a Business Combination. Furthermore, there will be no distribution with respect to our outstanding Warrants, which will expire worthless if we liquidate before the completion of a Business Combination.

If the interest from the net proceeds of our Public Offering held in trust is insufficient to allow us to operate for at least 24 month following the Effective Date, we may be unable to complete a Business Combination and may be forced to liquidate.

We believe that the funds available to us outside of the Trust Account, plus the interest earned on the funds held in the Trust Account that may be available to us, will be sufficient to allow us to operate until at least February 12, 2009, assuming that a Business Combination is not consummated prior to that date. However, we cannot assure you that our estimates are accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from soliciting offers from other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a new target business.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in consummating a Business Combination with certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing target businesses. Furthermore:

•	our obligation to seek stockholder approval of a Business Combination may delay or threaten the completion of a transaction;

•	our obligation to convert into cash shares of Common Stock held by our Public Stockholders in certain instances may reduce the resources available to us for a Business Combination;

•	our outstanding Warrants and the UPO, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•	our limited ability to fund a no shop fee may place us at a disadvantage vis-à-vis a private equity or buy-out firm that may not be subject to our working capital restrictions.

We cannot assure you that we will be able to compete successfully for an attractive Business Combination. In addition, because of this competition, we cannot assure you that we will be able to effectuate a Business Combination within the required time period, in which case we will be forced to liquidate.

Since we have not yet selected a particular target business, we are unable currently to ascertain the merits or risks of the operations of any particular target business or the industry in which we may ultimately operate.

While we are focusing our search for target businesses in the healthcare sector, we may consummate a Business Combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no reliable basis for you currently to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately consummate a Business Combination with. If we complete a Business Combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

Our officers and directors will allocate their time to other businesses, thereby causing potential conflicts of interest in their determination as to how much time to devote to our affairs, which could have a negative impact on our ability to consummate a Business Combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. This could have a negative effect on our ability to consummate a Business Combination. We do not intend to have any full time employees prior to the consummation of a Business Combination. Although our executive officers expect to devote substantial time to our business, they are engaged in other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ or directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a Business Combination.

A business we select may be subject to extensive government regulation and government or private insurance reimbursement policies, which could negatively impact our operations if we are successful in completing a Business Combination.

Certain industries in which a target business we select may operate could be extensively regulated by the federal government and any states in which such business has operations. We cannot assess which laws and regulations may apply to a target business because we have not identified a specific target business and do not know in which industry a potential target business may operate. The existence of government regulations that apply to a potential target business, or changes in such regulations, which are subject to occur, could create delays in bringing products or services to market, affect a target business’ ability to grow into new markets, and impose costs that would affect profitability, among other things. In addition, the failure to properly comply with government regulations could subject a target business to fines and penalties.

A target business in the healthcare sector may be subject to Medicaid and Medicare reimbursement policies and reimbursement policies of private insurers. To the extent a target business’s revenues are dependent on reimbursement from Medicare or Medicare programs or from private insurers, we would be subject to additional risks inherent in reliance on reimbursement from these sources. These risks include the possible inability to recover fully charges for the products or services a target business sells or provides, costs of compliance with government and private reimbursement policies, and possible delays in obtaining reimbursement, all of which could materially and adversely affect a target business’s cash flow and profitability.

If we effect a Business Combination with a company located outside the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect a Business Combination with a company located outside the United States. If we do, we would be subject to any special considerations or risks associated with companies operating in the target business’s home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export mattes;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations;

•	challenges in collecting accounts receivable;

•	cultural and language differences; and

•	employment regulations.

We cannot assure you that we would be able adequately to address these additional risks. If we were unable adequately to address these additional risks, our business operations might suffer.

We may not be able to consummate a Business Combination within the required time frame, in which case we would be forced to liquidate.

We must complete a Business Combination with a fair market value, as determined in the reasonable discretion of our board of directors, of at least 80% of our net assets at the time of the transaction by February 12, 2009. If we fail to consummate a Business Combination within the required time frame, we will be forced to liquidate our assets. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a Business Combination.

Our board of directors may not accurately determine the fair market value of a targeted acquisition, and, as a result, we may pay more than what the target business is actually worth.

Fair market value of the target company will be determined in the reasonable discretion of our board of directors. Our board of directors may, but is not required to, obtain an opinion from an investment banking firm or other valuation expert to confirm its determination of fair market value. If our board of directors, or any investment banking firm or other expert upon whose opinion our board may rely, overestimates the fair market value of a company that we consummate a Business Combination with, then the value of our securities could be adversely affected.

You will not receive protections normally afforded to investors of blank check companies.

Since the net proceeds of our Initial Public Offering are designated for completing a Business Combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, we believe that we are exempt from rules adopted by the SEC to protect investors in blank check companies. Accordingly, investors will not be afforded the benefits or protections of those rules.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per share liquidation price received by stockholders could be less than the price paid by investors to purchase shares of Common Stock.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Stockholders, there is no guarantee that, they will execute such agreements, nor is there any guarantee that such third parties will not seek recourse against us even if they do execute such agreements. A court could also conclude that such agreements are not legally enforceable. Accordingly, the proceeds held in trust could be subject to claims that would take priority over those of our  stockholders. If we liquidate before the completion of a Business Combination and distribute the proceeds held in trust to our stockholders, Messrs. McGrath, Rousseau, Hancock, Zaic and Pica and Dr. Snape have agreed to indemnify us against any claims by any vendor, prospective target business or other entity that is owed money from us for services rendered or products sold to us that would reduce the amount of the funds in the Trust Account. Under these circumstances, our board of directors would have a fiduciary obligation to our stockholders to bring a claim against Messrs. McGrath, Rousseau, Hancock, Zaic and Pica and Dr. Snape if they fail to perform their indemnification obligations. In addition, a stockholder would have a right to bring a derivative action to compel us to initiate a claim for indemnification against such individuals. Because we will seek to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in, or to any moneys held in, the Trust Account, we believe the likelihood of such officers and directors having any obligation to indemnify us is minimal. Notwithstanding the foregoing, we have questioned such officers and directors concerning their financial information. Based on the foregoing, we believe that such individuals have funds sufficient to satisfy their obligations, but cannot assure you that they will be able to satisfy those obligations in all instances. Moreover, we cannot assure you that the indemnification agreements with these individuals will cover all possible claims against the Company. Therefore, there may be claims for which no indemnification is available. Accordingly, we can make no assurances as to the actual per share liquidation amount that Public Stockholders would receive in the event of our liquidation.

In addition, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders, thereby depleting some or all of the Trust Account.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our Certificate of Incorporation provides that we will continue in existence only until 24 months after the Effective Date, February 12, 2009. If we have not completed a Business Combination by such date and amended this provision in connection therewith, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, if we do not complete a Business Combination on or prior to February 12, 2009, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible thereafter and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for the payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent ten years. Accordingly, we would be required to provide for any creditors known to us at that time as well as provide for any claims that we believe could potentially be brought against us within the subsequent ten years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

In addition, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could also seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the Trust Account to our Public Stockholders promptly after February 12, 2009, this may be viewed or interpreted as giving preference to our Public Stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or as having acted in bad faith, and thereby exposing itself and the Company to damage claims, by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us or our stockholders for these reasons.

We may issue shares of our capital stock to complete a Business Combination, which would reduce the equity interest of our current stockholders and could likely cause a change in control of our ownership.

Our Certificate of Incorporation authorizes the issuance of up to 60,000,000 shares of Common Stock, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are 17,976,923 authorized but unissued shares of our Common Stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding Warrants and the UPO granted to the representative of the underwriters of our Initial Public Offering) and all of the 1,000,000 shares of preferred stock are available for issuance. Although we have no commitments as of the date hereof to issue our securities, we may issue a substantial number of additional shares of our Common Stock or preferred stock, a combination of common and preferred stock, or debt securities (in addition to paying cash), to complete a Business Combination. The issuance of additional shares of our Common Stock or any number of shares of our preferred stock:

•	may significantly reduce your equity interest in the Company;

•	may subordinate the rights of holders of Common Stock if the preferred stock is issued with rights senior to those afforded to our Common Stock;

•
could likely cause a change in control if a substantial number of our shares of Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Common Stock.

Under Delaware law, certain requirements and restrictions contained in our Certificate of Incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

Our Certificate of Incorporation sets forth certain requirements and restrictions that apply to us until the consummation of a Business Combination. Specifically, our Certificate of Incorporation provides, among other things, that:

•	prior to the consummation of our initial Business Combination, we must submit such Business Combination to our stockholders for approval;

•
we may consummate our initial Business Combination only if: (i) approved by a majority of the shares of Common Stock voted by the Public Stockholders, (ii) a majority of our stockholders vote in favor of the amendment to extend our corporate life described above, and (iii) Public Stockholders owning less than 20% of the outstanding shares of Common Stock both vote against the Business Combination and exercise their conversion rights;

•
if our initial Business Combination is approved and consummated, Public Stockholders who voted both against the Business Combination and exercised their conversion rights will receive their pro rata share of the Trust Account;

•	if a Business Combination is not consummated by February 12, 2009, we will be liquidated and will distribute to our Public Stockholders their pro rata share of the Trust Account; and

•
we may not consummate any other merger, capital stock exchange, stock purchase, asset acquisition or similar transaction other than a Business Combination that meets certain conditions, including the requirement that our initial Business Combination be with one or more operating businesses whose fair market value, either individually or collectively, is equal to at least 80% of our net assets at the time of such Business Combination.

Our Certificate of Incorporation prohibits the amendment of the above-described provisions. However, the validity of provisions prohibiting amendment of a certificate of incorporation under Delaware law has not been settled. A court could conclude that the prohibition on amendment violates the stockholders’ implicit rights to amend the corporate charter. In that case, the above-described provisions would be amendable and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions as obligations to our stockholders, and we will not take any actions to waive or amend any of these provisions.

We may issue debt securities to effect a Business Combination, which could subject us to risks associated with debtors.

We may issue indebtedness in connection with a Business Combination. If we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a Business Combination were insufficient to service our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy or other purposes; and

•	other disadvantages compared to our competitors who have less debt.

The ability of our stockholders to exercise their conversion rights may not allow us to effect the most desirable Business Combination or optimize our capital structure.

At the time we seek stockholder approval of any Business Combination, we will offer each Public Stockholder (but not our Initial Stockholders) the right to have such Public Stockholder’s shares of Common Stock converted to cash if the stockholder votes against the Business Combination and the Business Combination is subsequently approved and completed. Such holder must both vote against such Business Combination and then exercise such stockholder’s conversion rights to receive a pro rata portion of the Trust Account. Accordingly, if a Business Combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the Trust Account for possible payment upon such conversion, or we may need to arrange third party financing to help fund the Business Combination in case a larger percentage of stockholders exercise their conversion rights than we expected. Therefore, we may not be able to consummate a Business Combination that requires us to use all of the funds held in the Trust Account as part of the purchase price, or the Business Combination may be more highly leveraged than desirable. As a result, we may not be able to effectuate the most attractive Business Combination available to us.

Our current officers and directors may resign upon consummation of a Business Combination and we will have only limited ability to evaluate the management of any target business.

Our ability to effect successfully a Business Combination will be totally dependent upon the efforts of our key personnel. Upon consummation of a Business Combination, the role of our key personnel in the target business cannot currently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a Business Combination, they are not currently obligated to do so. The nature of the acquired business may determine whether a member of current management stays with the combined company. It is possible that members of our current management will not serve as executive officers following a Business Combination but may continue to serve as directors or consultants, which may result in a conflict of interest.

We will attempt to retain the management of the target business or we will recruit new management team members to join the target business. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a Business Combination, we cannot assure you that our assessment of management will prove to be correct.

Our officers and directors may not have significant experience or knowledge of the industry of a target business.

We cannot assure you that our officers and directors will have experience or significant knowledge relating to the business of any target company that operates outside of the healthcare sector. We would likely seek the assistance of third parties to evaluate such a potential target business. However, we may not adequately evaluate all the potential risks of acquiring such target business. As a result, it may not be the most favorable Business Combination that we could consummate.

If we seek to effect a Business Combination with an entity that is directly or indirectly affiliated with one or more of our officers, directors or Initial Stockholders, conflicts of interest could arise.

We would not be prohibited from entering into a business combination with a company in which one or more of our Initial Stockholders may have an affiliation. If we were to seek a business combination with a target business with which one or more of our Initial Stockholders was affiliated, conflicts of interest could arise in connection with negotiating the terms of, and completing, the business combination.

We will evaluate each potential Business Combination opportunity as it comes to our attention, whether or not it is with a business that may be affiliated with one of our officers, directors or Initial Stockholders. Given that we have not identified any target businesses to date, we are unable to specify in what order potential business opportunities will be found, and, therefore, we believe that it is most prudent to evaluate each potential opportunity as it comes to our attention, whether or not it is with a business affiliated with one of our officers, directors or Initial Stockholders. In the event we pursue a business combination with a target business that is affiliated with one of our directors, we will establish a special committee consisting of directors who are not affiliated with such business to oversee the negotiations and to evaluate and vote upon a Business Combination with such business. In addition, we will not consummate a Business Combination with an entity that is affiliated with any of our officers, directors or Initial Stockholders unless we obtain an opinion from an independent investment banking firm that the consideration paid in connection with such Business Combination is fair to our unaffiliated stockholders from a financial point of view. We expect that any such opinion will be included in our proxy solicitation material furnished to stockholders in connection with their vote on such a Business Combination.

Some of our officers and directors are currently, and may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Some of our officers and directors are currently affiliated with private equity firms, publicly traded companies and other organizations that seek to invest in or acquire middle market companies. In addition, although none of our officers or directors is currently affiliated with other publicly traded blank check companies, they may in the future become so affiliated. Furthermore, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they have fiduciary obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if (1) the corporation could financially undertake the opportunity; (2) the opportunity is within the corporation’s line of business; and (3) it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation. To the extent one of our officers or directors has a conflict of interest with respect to a specific business opportunity, he must make prompt, full and complete disclosure of the relevant facts to both parties, and must recuse himself from voting on the matter. In any such case, we will appoint a special committee of disinterested directors to evaluate and vote upon the Business Combination. Each of our officers and directors has agreed, until the earlier of a Business Combination, our liquidation, or such time as he ceases to be an officer or director, to present to us for our consideration, prior to presentation to any other entity, any business opportunity which may reasonably be required to be presented to us under Delaware law, subject to certain pre-existing fiduciary obligations he may have.

All of our officers and directors directly or indirectly own shares of our Common Stock that will not participate in a liquidation distribution and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a Business Combination.

All of our officers and directors directly or indirectly own shares of Common Stock but they have waived the right to receive distributions in the event of our liquidation if we have not completed a Business Combination prior to February 12, 2009, except with respect to shares of Common Stock purchased in the Initial Public Offering or thereafter. Our Chairman of the Board purchased Units containing 250,000 shares of Common Stock in the Initial Public Offering. In addition, certain of our Initial Stockholders purchased an aggregate of 2,923,077 Private Warrants for an aggregate purchase price of $1,900,000. The Common Stock acquired prior to our Initial Public Offering and Private Warrants owned by our officers and directors will be worthless if we liquidate as a result of our failure to complete a Business Combination prior to February 12, 2009. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business and completing a Business Combination within the required time frame. Consequently, our officers’ and directors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our stockholders’ best interest.

It is probable that we will only be able to complete one Business Combination, which will cause us to risk being solely dependent on a single business and a limited number of products or services.

The net proceeds from our Public Offering and the Private Placement provided us with approximately $65,409,000 in cash, after payment of underwriting fees and commissions and other offering expenses, that we may use to complete a Business Combination (subject to possible reduction resulting from stockholders’ electing to convert their shares to cash). Our initial Business Combination must be with a business with a fair market value (as determined in the reasonable discretion of our board of directors) of at least 80% of our net assets at the time of such acquisition (not including the underwriters’ deferred underwriting discounts and commissions). Consequently, it is probable that we will have the ability to complete only a single Business Combination. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Stockholders have a limited ability to evaluate our officers’ or directors’ ability to manage a publicly traded company formed with a business purpose similar to ours.

Our officers and directors have never served as officers or directors of a development stage public company with the business purpose of raising funds to consummate a Business Combination with an operating business. Accordingly, you may not be able to adequately evaluate their ability to successfully consummate a Business Combination for a publicly traded company organized for such a purpose.

Because of our limited resources, certain restrictions in our Certificate of Incorporation, and the significant competition for Business Combination opportunities, we may not be able to consummate an attractive Business Combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, private equity firms, leverage buyout funds, operating businesses and financial buyers competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. This inherent competitive limitation gives others an advantage in pursuing certain target businesses. Further, the obligation that we have to seek stockholder approval of a Business Combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by Public Stockholders in certain instances may reduce the resources available for a Business Combination, each of which may place us at a competitive disadvantage in negotiating a Business Combination.

If additional financing is required, we may be unable to complete a Business Combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular Business Combination.

Although we believe that our available funds will be sufficient to allow us to consummate a Business Combination, inasmuch as we have not yet identified any specific target business, we cannot ascertain the capital requirements for any particular transaction. If our available funds prove to be insufficient, either because of the size of the Business Combination or the depletion of our available funds in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on favorable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular Business Combination, we would be compelled to restructure the transaction or abandon that particular Business Combination and seek an alternative target Business Combination. In addition, if we consummate a Business Combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a Business Combination.

The American Stock Exchange may delist our securities from quotation, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange; however we cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future. Additionally, in connection with our Business Combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences including:

•	reduced liquidity with respect to our securities;

•
a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our Common Stock;

•	limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Our Initial Stockholders, including our officers and directors, control a substantial interest of the Company and this may influence certain actions requiring a stockholder vote.

As of March 26, 2008, our Initial Stockholders (including all of our officers and directors) collectively owned 20% of our issued and outstanding shares of Common Stock. In connection with the vote required for our initial Business Combination, all of our Initial Stockholders, including all of our officers and directors, have agreed to vote the shares of Common Stock owned by them in accordance with the majority of the shares of Common Stock voted by the Public Stockholders. However, our Initial Stockholders will have substantial influence over other matters that may be voted upon by our stockholders, such as the election of directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We maintain our executive offices at 400 Crown Colony Drive, Suite 104, Quincy, Massachusetts 02169. NEGF Advisory Company Inc., an affiliate of John F. Rousseau, our Chief Operating Officer and a director, and Edwin Snape, a director, have agreed to provide us with certain limited administrative, technology and secretarial services under a lease and services agreement, as well as the use of certain limited office space, including a conference room, at this location pursuant to a letter agreement between us and NEGF Advisory Company Inc. The cost for the foregoing services to be provided to us by NEGF Advisory Company Inc. is $4,500 per month. These arrangements are solely for our benefit and are not intended to provide Messrs. Rousseau or Snape compensation in lieu of salary. We believe, based on rents and fees for similar services in the Quincy, Massachusetts area, that the fee charged by NEGF Advisory Company Inc. is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Information

The Common Stock, the Public Warrants and the Units are traded on the American Stock Exchange, or the AMEX, under the symbols “GAC,” “GAC.WS” and “GAC.U,” respectively. Each of our Units consists of one share of our Common Stock and two Public Warrants. Our Common Stock and Public Warrants commenced to trade separately from our Units on March 21, 2007. However, transactions in our Units continue to occur on the AMEX.

The following table sets forth, for the calendar quarters indicated, the quarterly high and low closing sale prices for our Common Stock, Public Warrants and Units as reported on the AMEX.

	Common Stock (GAC)		Warrants (GAC.WS)		Units (GAC.U)
Quarter Ended	High	Low	High	Low	High	Low
March 31, 2007	$5.41	$5.39	$0.39	$0.36	$6.13	$6.03
June 30, 2007	5.80	5.40	0.48	0.35	6.55	6.05
September 30, 2007	5.74	5.50	0.55	0.31	6.62	6.00
December 31, 2007	5.64	5.51	0.39	0.24	6.22	6.00
March 31, 2008 (through March 10, 2008)	5.64	5.55	0.30	0.12	6.10	5.71

The closing prices of our Common Stock, Public Warrants and Units as of March 10, 2008 were $5.64, $0.18 and $5.89, respectively.

Holders of Common Equity

The number of holders of record of our Common Stock on March 10, 2008 was 12, which amount does not include beneficial owners of securities.

Dividends

We have not paid any dividends on our Common Stock to date and do not intend to pay dividends for the foreseeable future. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a Business Combination. The payment of any dividends subsequent to a Business Combination will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not established any compensation plans (including individualized compensation arrangements) under which any of our equity securities are authorized for issuance.

Use of Proceeds From Our Initial Public Offering

On February 16, 2007, we closed our Initial Public Offering of 10,000,000 Units. On March 8, 2007, the underwriters exercised the over-allotment option, resulting in the sale of an additional 1,500,000 Units.

Simultaneously with the Initial Public Offering, certain of the Initial Stockholders purchased 2,923,077 Private Placement Warrants at a purchase price of $0.65 per warrant, in the Private Placement..

We received aggregate net proceeds from the Private Placement and the Initial Public Offering, including the proceeds received upon the full exercise of the over-allotment option, of approximately $65,409,000. The net proceeds were deposited into a Trust Account and will be part of the funds distributed to our Public Stockholders if we are unable to complete a Business Combination. Unless and until a Business Combination is consummated, the proceeds held in the Trust Account will not be available to us. We are entitled to receive up to $1,600,000, plus amounts for corporate income and franchise taxes, from interest earned on the Trust Account (plus $50,000 received from the net proceeds of the Initial Public Offering) to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses.

ITEM 6.	SELECTED FINANCIAL DATA

Results of Operations

The following table sets forth selected historical financial information derived from our audited consolidated financial statements included elsewhere in this report for the year ended December 31, 2007 and for the periods from June 2, 2006 (inception) to December 31, 2007 and December 31, 2006 and as of December 31, 2007 and 2006. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements including the notes thereto, included elsewhere in this report.

Statement of Operations Information:

	Year Ended December 31, 2007	June 2, 2006 (inception) to December 31, 2006	June 2, 2006 (inception) to December 31, 2007
Interest income	$2,956,345	$—	$2,956,345
General and administrative expenses	542,272	5,000	547,272
Net income (loss) before income taxes	2,414,073	(5,000)	2,409,073
Income tax expense	850,454	—	850,454
Net income (loss)	$1,563,619	$(5,000)	$1,558,619
Net income (loss) per share:
Basic and diluted	$0.13	$(0.00)	$0.18
Weighted average shares outstanding:
Basic and diluted	12,468,493	2,500,000	8,764,706

Balance Sheet Information:

	December 31 , 2007	December 31, 2006
Cash	$17,042	$615
Investments held in trust	69,053,581	—
Total assets	69,313,220	272,000
Deferred underwriting fees	2,070,000	—
Total liabilities	2,320,745	252,000
Common stock subject to possible conversion	13,067,463	—
Stockholders’ equity	$53,925,012	$20,000

Quarterly Results of Operations

The following table sets forth unaudited operating data for each of the quarters of the year ended December 31, 2007. This quarterly information has been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflects all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net income (loss)	$218,343	$450,378	$483,977	$410,921
Basic and diluted income (loss) per share	$.05	$.03	$.03	$.03

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with Item 6, “Selected Financial Data,” and our consolidated financial statements and notes thereto that appear elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” included in Item 1A and elsewhere in this report.

General

We were formed on June 2, 2006, for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating business. Our efforts in identifying a prospective target business will not be limited to a particular industry. However, we intend to focus our search on the healthcare sector. Our initial Business Combination must be with a target business whose fair market value is at least equal to 80% of our net assets (all of our assets, including the funds then held in the Trust Account less our liabilities) at the time of such Business Combination, as determined by our board of directors. We intend to use cash derived from the proceeds of our Initial Public Offering and concurrent Private Placement, our capital stock, debt or a combination of cash, capital stock and debt, to effect such business combination.

On February 16, 2007, we closed our Initial Public Offering of 10,000,000 Units. On March 8, 2007, the underwriters consummated the full exercise of the over-allotment option, resulting in the sale of an additional 1,500,000 Units.

Since our Initial Public Offering, we have been actively searching for a suitable Business Combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the Initial Public Offering, the Business Combination approval process and the timeline within which we must either enter into a letter of intent or definitive agreement for a Business Combination, or return the proceeds of the Initial Public Offering held in the Trust Account to investors. We have focused our search on companies in the healthcare sector. Our Certificate of Incorporation provides that we will continue in existence only until February 12, 2009, 24 months from the Effective Date. If we have not completed a Business Combination by such date, our corporate existence will cease and we will dissolve and liquidate for the purposes of winding up our affairs. We cannot assure investors that we will find a suitable Business Combination in the allotted time.

Results of Operations

We have neither engaged in any business operations nor generated any revenues from operations to date. Our only activities since inception have been organizational activities and those necessary to prepare for and complete our Initial Public Offering, and thereafter, certain expenses related to pursuing Business Combinations with target businesses. We will not generate any operating revenues until after completion of a Business Combination. We have generated non-operating income in the form of interest income on our cash and cash equivalents and short term investments.

Net income of $410,921 for the three months ended December 31, 2007 consisted of interest income on the Trust Account investments in government securities of $811,050, reduced by $177,732 of general and administrative expenses and an income tax expense of $222,397.

Net income of $1,563,619 for the 12 months ended December 31, 2007 consisted of interest income on the Trust Account investments in government securities of $2,956,345, reduced by $542,272 of general and administrative expenses and an income tax expense of $850,454.

Net loss of $5,000 for the period from June 2, 2006 (inception) to December 31, 2006 consisted of $5,000 of general and administrative expenses.

Net income of $1,558,619 for the period from June 2, 2006 (inception) to December 31, 2007 (cumulative) consisted of interest income on the Trust Account investments in government securities of $2,956,345, reduced by $547,272 of general and administrative expenses and an income tax expense of $850,454.

Liquidity and Capital Resources

On February 16, 2007, we closed our Initial Public Offering of 10,000,000 Units. On March 8, 2007, the underwriters consummated the full exercise of the over-allotment option, resulting in the sale of an additional 1,500,000 Units. Each Unit consisted of one share of Common Stock and two Warrants. Each Public Warrant entitles the holder thereof to purchase one share of our Common Stock at an exercise price of $5.00. Simultaneously with the consummation of the Initial Public Offering, certain officers, directors, and our Initial Stockholders purchased an aggregate of 2,923,077 warrants at $0.65 per Private Placement Warrant from us in the Private Placement. The Private Placement Warrants are identical to the Public Warrants except that if the Company calls the warrants for redemption, the Private Placement Warrants will be exerciseable on a cashless basis so long as they are still held by the initial purchasers. We received net proceeds from the Private Placement and the Initial Public Offering, including the proceeds received upon the full exercise of the over-allotment option, of approximately $65,409,000.

Our management has discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating the Business Combination, which may not necessarily constitute a majority of the outstanding equity of such business and may not necessarily constitute a business combination for accounting purposes. Furthermore, there is no assurance that we will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, $67,440,000 was deposited in the Trust Account and commencing February 16, 2007, was to be invested in government securities until the earlier of (i) the consummation of our first Business Combination or (ii) our liquidation.

We are entitled to receive up to $1,600,000, plus amounts for corporate income and franchise taxes, from interest earned on the Trust Account (plus $50,000 received from the net proceeds of the Initial Public Offering) to finance our operations prior to consummating a Business Combination. We currently anticipate incurring expenses for the following purposes until we consummate a Business Combination:

•	costs incurred to identify one or more potential target businesses;

•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	structuring and negotiating a Business Combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses;

•	payment of $108,000 in administrative fees due to an affiliate of two of our Initial Stockholders; and

•	miscellaneous expenses.

Beginning on February 12, 2007 and ending upon the acquisition of a target business, we began incurring a fee of $4,500 per month for office space and certain administrative, technology and secretarial services from NEGF Advisory Company Inc., an affiliate of two of our Initial Stockholders. In addition, in 2006, certain Initial Stockholders advanced us an aggregate of $127,000 for payment of offering expenses on our behalf. A total of $124,699 of these advances was repaid from the proceeds of the Initial Public Offering that were allocated to pay offering expenses.

We may use all or substantially all of the proceeds held in the Trust Account other than the deferred portion of the underwriters’ discount and amounts used for working capital and for taxes to consummate a Business Combination with one or more target businesses. We may not use all of the proceeds held in the Trust Account in connection with a business combination, either because the consideration for the Business Combination is less than the proceeds in the Trust Account or because we will finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses. The operating businesses that we consummate a Business Combination with must have, individually or collectively, a fair market value equal to at least 80% of our net assets (all of our assets, including the funds then held in the Trust Account less our liabilities) at the time of such Business Combination, as determined by our board of directors. If we consummate multiple Business Combinations that collectively have a fair market value of 80% of our net assets, then we would require that such transactions are consummated simultaneously.

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

If we are unable to find a suitable target business by February 12, 2009, we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per Unit price in the Initial Public Offering because of the underwriting commissions and expenses related to our Initial Public Offering and because of the value of the Public Warrants. Additionally, if third parties make claims against us, the offering proceeds held in the Trust Account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are paid by us. Furthermore, our Warrants will expire worthless if we liquidate before the completion of the Business Combination.

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

Off-Balance Sheet Arrangements

Warrants issued in conjunction with our Initial Public Offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The Warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See the notes to our financial statements for a discussion of the options and warrants.

The securities held in the Trust Account are in the name of our wholly-owned subsidiary, Geneva Acquisition Security Corporation, which was formed on February 16, 2007 specifically for such purpose.

Contractual Obligations

In connection with our initial Initial Public Offering, we agreed to pay the underwriters a deferred underwriting discount of $2,070,000 upon the consummation of our initial Business Combination. We expect that such allowance will be paid out of the proceeds in the Trust Account. Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements are attached hereto beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provide them with reasonable assurance that they were effective to provide timely material information required to be disclosed as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting.    Our management has evaluated whether any change in our internal control over financial reporting occurred during the last fiscal year. Based on that evaluation, management concluded there has been no changes in our “internal controls over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE AND CORPORATE GOVERNANCE

Our directors and executive officers are as follows:

Name	Age	Position

James E. McGrath	53	President and Director
John F. Rousseau, Jr.	65	Chief Operating Officer and Director
Gregory F. Zaic	60	Treasurer
Thomas E. Hancock	44	Vice President of Business Development and Secretary
Vincent T. Pica II	54	Chairman of the Board of Directors
Sidney Braginsky	70	Director
Hardwick Simmons	67	Director
Edwin Snape	68	Director

James E. McGrath has been our President and a Director since our inception. Mr. McGrath has more than 25 years of experience in general management, acquisitions and financial investments. Since April 1989, he has been Chairman and Chief Executive Officer of Fairfax Capital Partners, Inc., a private investment firm. From 1997 to 2001, Mr. McGrath was Chairman of the Board of Xycom Automation, Inc., a privately held manufacturer of controllers and software used in factory floor automation. From 1992 to 1997, he was director of American Medical Response, Inc., a publicly traded company on the New York Stock Exchange which he co-founded and which acquired over 50 ambulance services in 27 states and which was sold to Laidlaw Industries in 1997 for approximately $1.4 billion. From 1993 to 1996, he was Chairman of the Board of Directors of Perceptron, Inc., a publicly traded manufacturer of laser-based sensors and image-processing systems where he had served on the Board of Directors since 1982. From 1987 to 1989, Mr. McGrath was a Managing Director of William E. Simon and Sons, Inc., a private merchant banking company. From 1981 to 1987, he was employed by EF Hutton & Company, Inc. where he served at various times as President of its venture capital subsidiary, head of the firm’s merchant banking operation and as a corporate Senior Vice President. Mr. McGrath received a BA (cum laude) from Harvard College and an MBA from the Harvard Business School.

John F. Rousseau, Jr. has been our Chief Operating Officer and a director since our inception. Mr. Rousseau has over 30 years of experience in private equity investing, company management and legal practice. Since 1992, he has been a principal and managing general partner of New England Partners, a diversified private equity firm which he co-founded. Mr. Rousseau has been responsible with other partners in the firm for raising pools of capital and for identifying and structuring investments in, and acquisitions and divestitures of, a variety of operating companies. During this period, Mr. Rousseau has also served as an officer and owner of NEGF Advisory Company, Inc., a management company affiliated with New England Partners. In 1997, he initiated and has co-managed the New England Partners healthcare investment program, and in January 2004 he co-founded and has been a general partner with Nexus Medical Partners, an affiliated medical technology private equity fund. At New England Partners, Mr. Rousseau has led investments in sixteen healthcare companies focused in the fields of medical devices, biotechnology, diagnostics, medical instruments and healthcare services. From October 2002 to November 2007, he served on the board of New England Partners portfolio company Minrad International, Inc., a publicly traded company on the American Stock Exchange developing and manufacturing products utilized in interventional pain management and laser-driven image guidance. Previously, from 1987 to 1991 Mr. Rousseau was Senior Vice President, Manager-East Coast of Homart Development Company, Inc. (the commercial real estate development subsidiary of Sears Roebuck & Co). From 1984 to 1987, he was Senior Vice President-New England Regional Manager of Spaulding & Slye Company, Inc., a commercial real estate development firm. For the previous fifteen years, he practiced law and was a Senior Partner at the Boston-based law firm of Hale and Dorr. Mr. Rousseau received a BA from Amherst College and a JD from Columbia Law School.

Gregory F. Zaic has been our Treasurer since our inception. Mr. Zaic has over 35 years of investment, operating management and business development experience in the medical technology and advanced packaging materials sectors. Since July 2004, he has been a principal and general partner of Nexus Medical Partners, a private equity firm specializing in medical technology investments. Prior to joining Nexus, from 1987 to September 2003, Mr. Zaic was a general partner of Prince Ventures, an independent, medically focused, venture capital partnership. Since 1997, he has served on the board of directors of Xylos Corporation, a manufacturer of biosynthetic materials and one of Prince Ventures’ portfolio companies. From 1984 to 1987, Mr. Zaic was Vice President and Special Limited Partner of the Vista Group, a group of diversified private equity funds. From 1983 to 1984, Mr. Zaic was Director, New Products and Ventures for Cambridge Research and Development Group, a boutique incubator of new technologies/products. From 1979 to 1983, he was an internal new business consultant for American Can Company (Greenwich, CT) specializing in the evaluation of new businesses and technologies connected with advanced specialty metal and plastic packaging materials. From 1972 to 1979, Mr. Zaic was employed at Baxter Laboratories, a leading medical device company, where he performed a number of financial and operational functions including running the Special Products division. His responsibilities included functions within manufacturing, product design, manufacturing engineering, marketing, materials management, and financial control. Mr. Zaic received a BS (magna cum laude) from Princeton University and was elected to Phi Beta Kappa, Tau Beta Pi and Sigma Xi academic and scientific honorary societies. He also received an MS in mechanical engineering and an MS in management, both from the Massachusetts Institute of Technology.

Thomas E. Hancock has been our Secretary and Vice President of Business Development since our inception. Mr. Hancock has over 17 years of experience in private equity investing, public security analysis and research/general management experience. Since November 2002, he has been a principal of New England Partners. While at New England Partners, Mr. Hancock has been responsible primarily for investments in the healthcare sector, and in January 2004 he became a partner in Nexus Medical Partners, an affiliate fund specializing in medical technology investments. Since 2004, Mr. Hancock has been a director of two privately-held companies, Stheno, Inc. and A&G Pharmaceuticals, Inc. From 2000 to 2002, Mr. Hancock was a Managing Director and Senior Equity Analyst at U. S. Bancorp Piper Jaffray covering publicly-traded biopharmaceutical companies and drug discovery supplier companies. From 1999 to 2000, Mr. Hancock was Senior Analyst at Leerink Swann & Company, where he covered public biopharmaceutical companies. From 1996 to 1999, he was a Senior Research Associate at Nationsbanc Montgomery Securities and during 1995 he worked in the business development group at Genentech. From 1989 to 1994, he was a research scientist at Cor Therapeutics. Mr. Hancock received a BS and an MBA, both from the University of California, Berkeley. Mr. Hancock is the son-in-law of Dr. Snape.

Vincent T. Pica II has been a director since June 2006 and our Chairman of the Board since August 2006. Mr. Pica has more than 30 years of experience in mergers and acquisitions, investment banking, operations, and general management. He is currently Managing Partner and President of ARC Global Partners, which acquired Neuwing in a private transaction in September 2007.  Prior to that, Mr Pica was the Chief Executive Officer of Neuwing, Inc. a private investment company he founded in May 2006. From January 2003 to April 2006, he was Chief Executive Officer of Longwing Inc., which was a real estate investment company financed by the Dubai Investment Group in the United Arab Emirates. From 1994 to 2000, he was Group President of Capital Finance at Prudential Securities, Inc., where he was responsible for venture capital, investment banking, mergers, and acquisitions, equity research, institutional trading, and syndicate operations. From April 2000 to April 2001, Mr. Pica served on the board of directors of Snickelways Interactive, Inc., a privately held internet-based marketing company. From 1990 to 1994, while employed by Prudential Securities, Inc., he was Executive Vice President of the Mortgage-and Asset-backed Capital Group. At various times when employed by Prudential Securities from 1986 to 2000, he also served as a member of the Operating Committee and as a member of the Board of Directors of Prudential Securities Group, Inc. From 1975 to 1986, Mr. Pica was employed by EF Hutton & Company, Inc., where he served at various times as Senior Vice President of MIS Operation, and as Director and Investment Committee member for its venture capital subsidiary. He received a BBA from Iona College and a MS in business Policy from Columbia University Graduate School of Business.

Sidney Braginsky has served as a director since June 2006. From February 2003 to January 2006 he served as President and Chief Executive Officer of Ineedmd, Inc., a privately held company specializing in cardiology products. Since March 2000 he has served as Chairman of Atropos Technologies, LLC a spectroscopy company. Since September 2001, Mr. Braginsky has served as Chairman and CEO of Digilab, LLC, a spectroscopy and analytical device company. From March 2001 to September 2003, he served as President of Mediscience Technology Corp., a privately held designer and developer of diagnostic medical devices. Since January 2001, he has served as Chairman of DoubleD Venture Fund, LLC, a venture capital fund. From 1994 to January 2000, Mr. Braginsky served as President and Chief Operating Officer of Olympus America Inc., a leading producer of microscopes, automated blood and fluid chemistry analyzers, measuring research and industrial products and consumer products, which he joined in 1970. Since 1991, Mr. Braginsky has served as Chairman of the Board of City University of New York, Robert Chambers Laboratory. He also continues to serve as a Director of the following publicly traded companies: Noven Pharmaceutical Corp., Electro-Optical Systems Inc., and Diomed, Inc., and previously served on the Boards of Q-RNA and Versamed. In addition, he serves as Chairman of the International Standards Organization Technical Committee 172, which is responsible for the world standards of optical and electro-optical devices. Mr. Braginsky is a member of the Boards of Long Island High Tech Center; Stony Brook University, School of Engineering; Long Island Museum of Science and Technology; and the Center for Technology Education, Hofstra University. Since 1999 he has served as Chairman of the Board, College of Business and Management, C.W. Post, Long Island University. Mr. Braginsky attended Queens College, City University of New York.

Hardwick Simmons became a director in August 2006. From February 2001 until his retirement in May 2003, Mr. Simmons served as Chief Executive Officer of the Nasdaq Stock Market, Inc., where he also served as its Chairman from September 2001. From 1991 to January 2001, Mr. Simmons served as President and Chief Executive Officer of Prudential Securities Incorporated. Prior to joining Prudential, Mr. Simmons was President of the Private Client Group at Shearson Lehman Brothers, Inc. Mr. Simmons serves as a director of Lions Gate Entertainment Corp (NASDAQ), an entertainment Company, and is lead director for Raymond James Financial (NYSE), a financial services company. Mr. Simmons is a member and former chairman of the Securities Industry Association, a former director of the Chicago Board Options Exchange, and a former president and current member of The Bond Club of New York, Inc. He is a Trustee of Woods Hole Oceanographic Institute and Chairman of the International Tennis Hall Of Fame. Mr. Simmons graduated from Harvard University and received his M.B.A. from Harvard Business School. He served in the U.S. Marine Corps Reserve from 1960 until 1966.

Edwin Snape has been a director since our inception. Dr. Snape has over 40 years of investment, operating management and technical development experience in the medical technology and advanced materials sectors. Since 1995, he has been a principal and general partner of New England Partners where he has primary responsibility for the firm’s medical technology investment program. In January 2004, he co-founded and has been a general partner of Nexus Medical Partners, an affiliated fund specializing in medical technology investments. Since November 2002, he has served on the board of Memry Corporation, a publicly traded specialty materials company on the American Stock Exchange primarily serving the medical industry, and currently serves as Chairman. Since August 1999, he has served on the board of Deltex Medical Group plc, a UK-based company listed on the London Stock Exchange involved in cardiac monitoring and since June 2003 has served as Vice Chairman. From January 2004 to February 2008, Dr. Snape served as a director of Diomed Inc., a leading supplier of endovenous laser treatment of varicose veins listed on the American Stock Exchange. Prior to New England Partners, in 1982, Dr. Snape co-founded and through 1994, served as Managing General Partner of the Vista Group, a group of diversified private equity funds. He was primarily responsible for the Vista Group’s specialty materials and medical technology investments. Prior to the Vista Group, from 1980 to 1981, he was a principal at Whitehead Associates and from 1978 to 1980, he was a principal at Inco (International Nickel) Securities Corporation where in both firms he was responsible for developing their venture capital investment programs covering a wide range of industries including manufacturing, factory automation, advanced materials and medical technology. In 1980 he founded and served as the first Chairman of the Liposome Company which was sold in 2000 for $722 million. Prior to his private equity experience, Dr. Snape founded and managed several companies in the specialty materials and medical technology fields. Dr. Snape received BS and PhD degrees in metallurgy from Leeds University, England and is a recipient of the AB Campbell Award and Hunt Silver Medal. Dr. Snape is the father-in-law of Mr. Hancock.

Our board of directors is currently divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Rousseau and Mr. Simmons, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Pica and Mr. Braginsky, will expire at the second annual meeting. The term of the third class of directors, consisting of Dr. Snape and Mr. McGrath, will expire at the third annual meeting. Upon consummation of a Business Combination, this classified board feature will terminate and we will then have only one class of directors, with each director elected annually.

Special Advisor

Thompson Dent became an advisor in August 2006. Since April 2007 Mr. Dent has served as Executive Chairman of MedTel UK Ltd., an owner and operator of ten advanced diagnostic imaging centers and ambulatory surgery centers in the United Kingdom; prior to selling the US operation he was CEO of MedTel International which consisted of twenty US sites plus the ten UK sites. From 1987 to July 2001, he co-founded and became Chief Executive Officer and Chairman of PhyCor, Incorporated, a publicly traded Physician Practice Management company. Mr. Dent currently serves as a Director of Healthstream, Inc., a publicly traded company that provides internet content for training and education of healthcare professionals. Mr. Dent received his B.S. Degree in Business from Mississippi State University and a Masters Degree in Healthcare Administration from The George Washington University.

Director Independence

Our board of directors has determined that Sidney Braginsky, Vincent T. Pica II, Hardwick Simmons and Edwin Snape are “independent directors,” as defined in the AMEX listing standards and Rule 10A-3 of the Exchange Act.

Board Committees

Our board of directors has an audit committee and has adopted a written charter for this committee as well as a code of ethics that governs the conduct of our officers and employees.

Audit Committee

Our audit committee consists of Messrs. Snape, Pica and Braginsky. The independent directors appointed to our audit committee are independent members of our board of directors, as defined by the rules of the AMEX and the Exchange Act. Each member of our audit committee is financially literate under the current listing standards of the AMEX, and our board of directors has determined that Mr. Pica and Mr. Braginsky each qualify as an audit committee financial expert, as such term is defined by SEC rules.

The audit committee reviews the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee will also recommend the firm selected to be our independent registered public accounting firm, review and approve the scope of the annual audit, review and evaluate with the independent public accounting firm our annual audit and annual consolidated financial statements, review with management the status of internal accounting controls, evaluate problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors, and evaluate all of our public financial reporting documents.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Dr. Snape, as chairman, Mr. Braginsky and Mr. Pica, each of whom is an independent director under the AMEX listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in the written charter of the nominating committee generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote sufficient time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment. The nominating committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent shareholder interests. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the rules of the AMEX. We have filed copies of our code of ethics as an exhibit to our registration statement filed in connection with our Initial Public Offering. You may review our code of ethics by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of our code of ethics has been posted on our website at www.geneva-spac.com and will be provided without charge upon request to us in writing at 400 Crown Colony Drive, Suite 104, Quincy, Massachusetts 02169.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Directors, executive officers and persons who own more than 10% of our Common Stock are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.

Based solely upon a review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were complied with during 2007.

ITEM 11.	EXECUTIVE COMPENSATION

No executive officer or director has received any cash compensation for services rendered. Commencing on February 12, 2007, we have paid NEGF Advisory Company Inc., an affiliate of certain of our Initial Stockholders, a fee of $4,500 per month for providing us with certain limited administrative, technology and secretarial services, as well as the use of certain limited office space, including a conference room. However, this arrangement is solely for our benefit and is not intended to provide our Initial Stockholders compensation in lieu of salary.

Other than this $4,500 per month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our Initial Stockholders, our officers or directors, or any of their respective affiliates, for services rendered prior to or in connection with a Business Combination. However, our Initial Stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on prospective Business Combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If none of our directors are deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Although we cannot currently predict the role of our management following a Business Combination, we expect that our current management will not participate as executive officers of a target business. Following an acquisition, an officer or director who serves the resulting entity as a director or in an advisory capacity, may receive compensation for his post-acquisition services.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Other than the securities described above and in the section appearing elsewhere in this annual report entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” neither our officer nor our directors has received any of our equity securities.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 10, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)	% of Outstanding Common Stock
HBK Investments L.P. (3)	1,136,450	8.1%
HBK Services LLC (3)	1,136,450	8.1%
HBK Partners II L.P. (3)	1,136,450	8.1%
HBK Management LLC (3)	1,136,450	8.1%
HBK Master Fund L.P. (3)	1,136,450	8.1%
Fir Tree, Inc. (4)	1,235,000	8.8%
Sapling, LLC (4)	982,070	7.0%
Fir Tree Capital Opportunity Master Fund, L.P. (4)	252,930	1.8%
David M. Knott (5)(6)	925,000	7.0%
Dorset Management Corporation (5)(7)	925,000	7.0%
President and Fellows of Harvard College (8)	830,100	5.9%

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)	% of Outstanding Common Stock
QVT Financial LP (9)	711,400	5.1%
QVT Financial GP LLC (9)	711,400	5.1%
Adage Capital Partners, L.P. (10)	961,000	6.9%
Adage Capital Partners GP, L.L.C. (10)	961,000	6.9%
Adage Capital Advisors, L.L.C. (10)	961,000	6.9%
Robert Atchinson (10)	961,000	6.9%
Phillip Gross (10)	961,000	6.9%
James E. McGrath (11)	622,000	4.4%
John F. Rousseau, Jr. (12)	485,000	3.5%
Gregory F. Zaic (13)	289,000	2.1%
Thomas E. Hancock (14)	288,000	2.1%
Sidney Braginsky	60,000	*
Vincent T. Pica II (15)	703,000	5.0%
Hardwick Simmons	60,000	*
Edwin Snape (16)	288,000	2.1%
All directors and officers as a group (8 individuals)	2,795,000	20%

*Less than 1%

(1)
Except as set forth below, the business address of each person is 400 Crown Colony Drive, Suite 104, Quincy, Massachusetts 02169. The address of HBK Investments L.P., HBK Services LLC, HBK Partners II L.P., HBK Management LLC and HBK Master Fund L.P. is 300 Crescent Court, Suite 700, Dallas, Texas 75201. The address of Fir Tree, Inc. and Sapling, LLC is 505 Fifth Avenue, 23rd Floor, New York, New York 10017. The address of Fir Tree Capital Opportunity Master Fund, L.P. is c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands. The address of David M. Knott and Dorset Management Corporation is 485 Underhill Boulevard, Suite 205, Syosset, New York 11791. The address of President and Fellows of Harvard College is c/o Harvard Management Company, Inc., 600 Atlantic Avenue, Boston, MA 02210. The address of QVT Financial LP and QVT Financial GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. The address of Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson and Phillip Gross is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(2)
Does not reflect the ownership of Private Placement Warrants purchased by certain of the Initial Stockholders on February 16, 2007 as described below, which are not exercisable until the later of February 12, 2008 and the date of our consummation of a Business Combination.

(3)
Based solely upon Amendment No. 1 to Schedule 13G filed by HBK Investments L.P., HBK Services LLC, HBK Partners II L.P., HBK Management LLC and HBK Master Fund L.P. with the SEC on February 5, 2008. Each party possesses shared voting power and shared dispositive power with respect to 1,136,450 shares of Common Stock.

(4)
Based solely upon Amendment No. 1 to a Schedule 13G filed by Sapling, LLC, Fir Tree Capital Opportunity Master Fund, L.P. and Fir Tree, Inc. with the SEC on February 14, 2008. Each party possesses shared voting power and shared dispositive power with respect to 982,070 shares of Common Stock.

(5)	Based solely upon Amendment No. 1 to a Schedule 13G filed by David M. Knott and Dorset Management Corporation with the SEC on February 13, 2008.

(6)
Includes 925,000 shares held individually by Mr. Knott. Mr. Knott possesses sole voting power with respect to 693,400 shares, shared voting power with respect to 222,700 shares, sole dispositive power with respect to 740,000 shares and shared dispositive power with respect to 185,000 shares.

(7)
Includes 925,000 shares held individually by Dorset Management Corporation. Dorset Management Corporation possesses sole voting power with respect to 693,400 shares, shared voting power with respect to 222,700 shares, sole dispositive power with respect to 740,000 shares and shared dispositive power with respect to 185,000 shares.

(8)
Based solely upon a Schedule 13G filed by President and Fellows of Harvard College with the SEC on February 14, 2008. President and Fellows of Harvard College possesses sole voting power and sole dispositive power with respect to 830,100 shares.

(9)
Based solely upon Amendment No. 1 to a Schedule 13G filed by QVT Financial LP and QVT Financial GP LLC with the SEC on January 31, 2008. Each party possesses shared voting power and shared dispositive power with respect to 711,400 shares.

(10)
Based solely upon a Schedule 13G filed by Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson and Phillip Gross on March 17, 2008. Each party possesses shared voting power and shared dispositive power with respect to 961,000 shares of Common Stock and holds Warrants to purchase 1,922,000 shares of Common Stock.

(11)	Includes 607,000 shares held individually by Mr. McGrath and 15,000 shares held by Danbury Management Company, LLC, with respect to which Mr. McGrath possesses shared voting and dispositive authority.

(12)
Includes 470,000 shares held individually by Mr. Rousseau and 15,000 shares held by Danbury Management Company, LLC, with respect to which Mr. Rousseau possesses shared voting and dispositive authority.

(13)	Includes 274,000 shares held individually by Mr. Zaic and 15,000 shares held by Danbury Management Company, LLC, with respect to which Mr. Zaic possesses shared voting and dispositive authority.

(14)	Includes 273,000 shares held individually by Mr. Hancock and 15,000 shares held by Danbury Management Company, LLC, with respect to which Mr. Hancock possesses shared voting and dispositive authority.

(15)
Includes 663,000 shares held individually by Mr. Pica and 40,000 shares held by Maruna Partners, LLC, with respect to which Mr. Pica possesses voting and dispositive authority. Mr. Pica is the sole manager of Maruna Partners LLC and has sole dispositive and voting power of the shares of the Company held by Maruna Partners, LLC. Mr. Pica has no ownership interest in Maruna Partners, LLC. The ownership interests in Maruna Partners, LLC are held by David J. Weisberger, Leland B. Paton, Dear Family Partnership LP, Theodore J. Leonsis, Robert W. Pittman, Norman Epstein, Chasecore, LP, Greene Family Trust, Sayanta Basu, Midway Capital Partners LLC, Mohammed Aboulla Al Gergawi and Soud BA’Alawy.

(16)	Includes 273,000 shares held individually by Dr. Snape and 15,000 shares held by Danbury Management Company, LLC, with respect to which Dr. Snape possesses shared voting and dispositive authority.

All of the shares of our Common Stock outstanding prior to our Initial Public Offering were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until, subject to certain limited exceptions (each of which requires that the shares remain in escrow for the required period) six months after the consummation of a liquidation, merger, stock exchange or other similar transaction which results in our Public Stockholders having the right to exchange their shares of Common Stock for cash, securities or other property subsequent to our consummating a Business Combination with a target business. During the escrow period, the holders of these shares will not be able to sell or transfer their securities except to their spouses and children, trusts established for their benefit, or to affiliated companies, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of Common Stock (but subject, in the case of voting on a proposed Business Combination, to the agreement described below) and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of Common Stock, such dividends will also be placed in escrow. If we are unable to effect a Business Combination and liquidate, none of our Initial Stockholders will receive any portion of the liquidation proceeds with respect to Common Stock owned by them prior to our Initial Public Offering.

In connection with any vote required to approve any Business Combination, our directors, officers and those stockholders who owned shares of our Common Stock prior to our Initial Public Offering have agreed to vote all of their shares, including shares that they purchased in our Initial Public Offering or thereafter, in accordance with the vote of the majority of the shares of Common Stock voted by the Public Stockholders. As described in the table above, our directors, officers and Initial Stockholders collectively owned as of March 10, 2008, an aggregate of 2,795,000 shares of Common Stock, or 20% of our then total outstanding shares. All of these shares will therefore be voted on the acquisition proposal in accordance with the vote of the majority of the shares of Common Stock voted by the Public Stockholders. If the acquisition proposal is approved at the special meeting, our directors, officers and Initial Stockholders intend to vote all of these shares in favor of the amendment proposal and the incentive compensation plan proposal.

In addition, as of March 10, 2008, our directors and executive officers owned an aggregate of 2,923,077 Private Placement Warrants. The Private Placement Warrants will become exercisable, at a price of $5.00 per share of Common Stock, on the later of February 12, 2008 and the date of our consummation of a Business Combination.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In February 2007, certain of our Initial Stockholders purchased 2,923,077 Private Placement Warrants at $0.65 per Private Placement Warrant. The Private Placement Warrants will become exercisable at a price of $5.00 per share of Common Stock, on the later of February 12, 2008 or the date of our consummation of a Business Combination.

The following table sets forth the name and respective number of Private Placement Warrants owned by each of such Initial Stockholders as of March 10, 2008:

James E McGrath	461,538
John F. Rousseau	384,616
Greg Zaic	180,000
Thomas Hancock	178,462
Vincent T. Pica II	461,538
Sidney Braginsky	153,846
Hardwick Simmons	76,923
Edwin Snape	180,000
Maruna Partners, LLC	846,154

All shares of Common Stock outstanding prior to our Initial Public Offering were placed into an escrow account with Continental Stock Transfer & Trust Company and, with certain limited exceptions, will not be tradeable until six months after our consummation of a Business Combination.

The holders of the majority of the shares of Common Stock outstanding prior to our Initial Public Offering will be entitled to make up to two demands that we register these shares and the shares which they may receive upon exercise of the warrants described above. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of Common Stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of Common Stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

We maintain our executive offices at 400 Crown Colony Drive, Suite 104, Quincy, Massachusetts 02169. NEGF Advisory Company Inc., an affiliate of John F. Rousseau, our Chief Operating Officer and a director, and Edwin Snape, a director, has agreed to provide us with certain limited administrative, technology and secretarial services under a lease and services agreement, as well as the use of certain limited office space, including a conference room, at this location pursuant to a letter agreement between us and NEGF Advisory Company Inc. The cost for the foregoing services to be provided to us by NEGF Advisory Company Inc. is $4,500 per month. These arrangements are solely for our benefit and are not intended to provide Messrs. Rousseau or Snape compensation in lieu of salary. We believe, based on rents and fees for similar services in the Quincy, Massachusetts area, that the fee charged by NEGF Advisory Company Inc. is at least as favorable as we could have obtained from an unaffiliated person.

The Company issued an unsecured promissory note to one of its Initial Stockholders in the aggregate principal amount of $75,000 on June 16, 2006. This note was non-interest bearing and fully repaid on February 16, 2007 with the proceeds of the Initial Public Offering.

In addition, the Company has received $52,000 in advances from certain of its Initial Stockholders that bear no interest and were to be repaid no later than the consummation of the Initial Public Offering. On February 16, 2007, the Company repaid $49,699 of these advances, leaving a balance of $2,301 as of December 31, 2007.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and Business Combinations. We have reimbursed our officers and directors for an aggregate of $40,165 of expenses which they had incurred on our behalf between the completion of our Initial Public Offering on February 16, 2007 through December 31, 2007. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board of directors or a court of competent jurisdiction if such reimbursement is challenged.

Other than the $4,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s and consulting fees, has been or will be paid to any of our Initial Stockholders, officers or directors who owned our Common Stock prior to our Initial Public Offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the Business Combination.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On January 31, 2008, we were notified that the partners of Goldstein Golub Kessler LLP (“GGK”) became partners of McGladrey & Pullen, LLP (“M&P”) in a limited asset purchase agreement and that, as a result thereof, GGK has resigned as our independent registered public accounting firm.  McGladrey & Pullen, LLP was subsequently engaged as our new independent registered public accounting firm. The following is a summary of fees paid to GGK for services provided.

The firm of GGK acted as our principal accountant.  GGK had a continuing relationship with RSM McGladrey, Inc. (“RSM”), from which it leased auditing staff who are full time, permanent employees of RSM and through which its partners provide non-audit services.  GGK had no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK.  GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with this examination.

Other services, which consist of tax return preparation services and do not include Financial Information Systems Design and Implementation fees, have been provided by RSM.

Audit Fees

Fees for services provided by GGK in connection with the audit of our December 31, 2006 financial statements were $12,500.

During 2007, fees for services provided by GGK in connection with our filing of quarterly reports on Form 10-Q for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 totaled $21,737. We expect M&P’s fees in connection with the audit of the December 31, 2007 financial statements to be between $20,000 and $25,000.

Fees for services GGK performed in connection with our Initial Public Offering, including the financial statements included in the Current Report on Form 8-K filed with the SEC on February 22, 2007, were $17,500.

Audit-Related Fees

During 2007 and 2006, GGK did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2007, RSM’s fees for preparation of our 2006 federal and Massachusetts tax returns were $1,480.

All Other Fees

During 2007 and 2006, there were no fees billed for products and services provided by GGK other than those set forth above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

See Index to Consolidated Financial Statements commencing on Page F-1.

(2) Financial Statement Schedules

All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

The following exhibits are filed as part of this report:

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)

EXHIBIT NO.	DESCRIPTION

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (2)
4.5	Form of Unit Purchase Option. (2)
10.1	Form of Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and John F. Rousseau, Jr. (1)
10.2	Form of Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Edwin Snape. (1)
10.3	Form of Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and James McGrath. (1)
10.4	Form of Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Gregory Zaic. (1)
10.5	Form of Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Thomas Hancock. (1)
10.6	Form of Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Vincent T. Pica II. (2)
10.7	Form of Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Sidney Braginsky. (1)
10.8	Form of Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Hardwick Simmons. (2)
10.9	Form of Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Thompson Dent. (2)
10.10	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (4)
10.11	Form of Warrant Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Warrant Purchasers. (3)
10.12	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. Filed as Exhibit 10.10 on June 28, 2006. (1)
10.13	Form of Letter Agreement between NEGF Advisory Company Inc. and the Registrant regarding administrative support. (1)
10.14	Advance Agreement between the Registrant and Danbury Management Company, LLC dated June 16, 2006. (1)
10.15	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.(3)
10.16	Form of Warrant Placement Agreement among certain initial stockholders, Ladenburg Thalmann & Co. Inc. and the Company. (3)
14.1	Code of Ethics (1)
14.2	Code of Ethics for Senior Financial Officers (1)
16
Letter addressed to the Securities and Exchange Commission, dated February 4, 2008, indicating Goldstein Golub Kessler LLP’s agreement with the statements contained in our Current Report on Form 8-K filed on February 6, 2008. (5)

21	List of Subsidiaries*
31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Principal Financial and Accounting Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Charter (1)

*Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-135419) filed with the SEC on June 28, 2006.

(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-135419) filed with the SEC on August 9, 2006.

(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-135419) filed with the SEC on October 2, 2006.

(4)	Incorporated by reference to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-135419) filed with the SEC on January 26, 2007.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 6, 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Geneva Acquisition Corp.

We have audited the accompanying consolidated balance sheet of Geneva Acquisition Corp. (a development stage corporation) as of December 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and the amounts included in the cumulative columns in the statements of operations and cash flows for the year ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geneva Acquisition Corp. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
McGladrey & Pullen, LLP
New York, New York
March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Geneva Acquisition Corp.

We have audited the accompanying balance sheet of Geneva Acquisition Corporation (a development stage company) (the "Company") as of December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the period from June 2, 2006 (inception) to December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geneva Acquisition Corp. as of December 31, 2006, and the results of its operations and its cash flows for the period from June 2, 2006 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

/s/ GOLDSTEIN GOLUB KESSLER LLP
GOLDSTEIN GOLUB KESSLER LLP

New York, New York

February 22, 2007

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2007	December 31, 2006

Assets
Current Assets:
Cash	$17,042	$615
Investments Held in Trust	66,983,581	-
Investments Held in Trust for Deferred Underwriting Discount	2,070,000	-
Prepaid expenses	85,425	-
Total current assets	69,156,048	615
Deferred tax asset	157,172	-
Deferred offering costs	-	271,385
Total Assets	$69,313,220	$272,000

Liabilities And Stockholders' Equity

Current Liabilities:

Accrued Offering Expenses	$-	$125,000
Accrued Expenses	194,444	-
Advances from Stockholder	2,301	52,000
Notes Payable, Stockholders	-	75,000
Deferred Interest Income	54,000	-
Deferred Underwriting Discount	2,070,000	-
Total Liabilities	2,320,745	252,000

Common stock subject to possible conversion, 2,298,850 shares at conversion value	13,067,463	-

Commitments

Stockholders' Equity
Preferred Stock, $.0001 par value, 1,000,000 shares authorized;	-	-
none issued or outstanding
Common Stock, $.0001 par value, 60,000,000 shares authorized; 14,000,000 shares (which includes 2,298,850 subject to possible conversion) and 2,500,000 shares issued and outstanding at December 31, 2007 and December 31, 2006 respectively.	1,400	250
Additional Paid-in Capital	52,364,993	24,750
Earnings (Deficit) Accumulated during the development stage	1,558,619	(5,000)
Total Stockholders' Equity	53,925,012	20,000
Total Liabilities and Stockholders' Equity	$69,313,220	$272,000

See notes to financial statements

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31, 2007	Period from June 2, 2006 (inception) to December 31, 2006	Cumulative Period from June 2, 2006 (inception) to December 31, 2007
			(unaudited)
Interest income	$2,956,345	$-	$2,956,345

Operating Expenses

General and Administrative	542,272	5,000	547,272

Net Income (Loss) before income taxes	$2,414,073	$(5,000)	$2,409,073

Income tax expense	$850,454	$-	$850,454

Net Income (Loss)	$1,563,619	$(5,000)	$1,558,619

Weighted Average number of common shares outstanding - basic and diluted	12,468,493	2,500,000	8,764,706

Income (Loss) per Share - basic and diluted	$0.13	$(0.00)	$0.18

See notes to financial statements

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Earnings (Deficit) Accumulated During the Development Stage	Total

Issuance of Common Stock to initial Stockholders on June 9, 2006 at $.01 per share.	2,500,000	$250	$24,750		$25,000

Net Loss				$(5,000)	$(5,000)

Balance at December 31, 2006	2,500,000	$250	$24,750	$(5,000)	$20,000

Sale of Private Placement Warrants	-	-	1,900,000	-	1,900,000

Sale of 11,500,000 Units net of underwriter's discount and offering expenses (includes 2,298,850 shares subject to possible conversion)	11,500,000	1,150	63,507,606	-	63,508,756

Proceeds subject to possible conversion of 2,298,850 shares	-	-	(13,067,463)	-	(13,067,463)

Sale of underwriter option	-	-	100	-	100

Net Income	-	-	-	1,563,619	1,563,619

Balance at December 31, 2007	14,000,000	$1,400	$52,364,993	$1,558,619	$53,925,012

See notes to financial statements

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year ended December 31, 2007	Period from June 2, 2006 (inception) to December 31, 2006	Cumulative Period from June 2, 2006 (inception) to December 31, 2007

Cash Flows From Operating Activities

Net Income (Loss)	$1,563,619	$(5,000)	$1,558,619
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred tax asset	(157,172)		(157,172)
Changes in operating assets and liabilities:
Increase in value of investments held in trust	(3,010,345)		(3,010,345)
Increase in prepaid expenses	(85,425)		(85,425)
Increase in accrued expenses	194,444		194,444
Increase in deferred interest income	54,000	-	54,000

Net Cash used in Operating Activities	(1,440,879)	(5,000)	(1,445,879)

Cash Flows From Investing Activities

Disbursements from trust	1,396,764		1,396,764
Cash held in Trust Account	(67,440,000)	-	(67,440,000)

Net Cash used in Investing Activities	(66,043,236)	-	(66,043,236)

Cash Flows From Financing Activities

Proceeds from public offering	69,000,000	-	69,000,000
Proceeds from private placement of warrants	1,900,000	-	1,900,000
Proceeds from issuance of underwriting option	100	-	100
Proceeds from sale of stock	-	25,000	25,000
Proceeds from notes payable, Stockholders	-	75,000	75,000
Proceeds from advances from Stockholders	15,000	37,000	52,000
Payments of notes payable, Stockholders	(75,000)	-	(75,000)
Payments of advances from Stockholders	(64,699)	-	(64,699)
Payment of offering costs	(3,274,859)	(131,385)	(3,406,244)

Net Cash provided by Financing Activities	67,500,542	5,615	67,506,157

Net increase in Cash	16,427	615	17,042

Cash at beginning of period	615	-	-

Cash at end of period	$17,042	$615	$17,042
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,020,262	$-	$1,020,262
Non-cash financing activities:
Accrual of Public Offering costs	$-	$125,000	$-
Accrual of deferred underwriting fees	$2,070,000	$-	$2,070,000
Advance from Stockholder for Public Offering costs	$-	$52,000	$-

See notes to financial statements

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Geneva Acquisition Corporation and its wholly owned subsidiary Geneva Acquisition Security Corporation (collectively referred to as the “Company”). All significant intercompany transactions and balances have been eliminated. The statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principals generally accepted in the United States.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and short-term investments.  The Company’s policy is to place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk and in a highly rated United States Treasury Bills.  At times, the Company has bank balances in excess of federally insured limits.

Fair Value of Financial Instruments

The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

Cash:  The carrying amount approximates the fair value.

Investments Held in Trust (which includes deferred underwriting fees and amounts available for working capital and income taxes):  This investment is considered a trading security.  The investment is carried at market value, which approximates cost plus accrued interest.

Income taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company adopted FIN 48 on January 1, 2007.  Since the Company is a development stage company that began operations on June 2, 2006, there have been no audits of filed tax returns as of this time, however, the Company believes its accruals are sufficient and it does not expect the total amounts of any uncertain tax position to significantly increase or decrease within the next year.  The adoption of FIN 48 did not have a material effect on the Company’s financial condition, results of operations or liquidity.

Earnings (Loss) per common share

Basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. The effect of the 25,923,077 outstanding warrants issued in connection with the initial public offering described in Note 3 has not been considered in the diluted net income per share since the warrants are contingently exercisable. The effect of the 700,000 units included in the underwriters’ purchase option, as described in Note 3, along with the warrants underlying such units (units represent 2.1 million shares of stock and stock equivalents), has not been considered in the diluted earnings per share calculation since they are contingently exercisable and since the market price of the shares was less than the exercise price during the period.

Recently Issued Accounting Pronouncements:

The following accounting standards issued as of December 31, 2007, may affect the future financial reporting by Geneva Acquisition Corporation:

SFAS No. 141 (revised 2007) Business Combinations
This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is assessing the impact, if any, this pronouncement may have on its financial statements.

SFAS No. 157, Fair Value Measurements
This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this Statement may change how fair value is determined. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As of December 1, 2007 the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is assessing the impact, if any, this pronouncement may have on its financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115
The Statement provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances. The Company is assessing the impact, if any, this pronouncement may have on its financial statements.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51
This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends.) Earlier adoption is prohibited. The Company is assessing the impact, if any, this pronouncement may have on its financial statements.

2. Organization and Business Operations

        Geneva Acquisition Corporation was incorporated in Delaware on June 2, 2006 as a "blank check" company whose objective is to consummate a business combination with an operating business.

        On June 9, 2006, all of the officers and directors of the Company ("Initial Stockholders") purchased 2,500,000 shares of common stock at $0.01 per share.

        At December 31, 2007, the Company had not yet commenced any operations. All activity through December 31, 2007 relates to the Company's formation, regulatory filings, its initial public offering described below and thereafter, pursuing potential business combinations with target businesses. The Company has selected December 31 as its fiscal year-end.

        The registration statement for the Company's initial public offering (the "Public Offering") (as described in Note 3) was declared effective February 12, 2007 (the "Effective Date"). The Company consummated the Public Offering on February 16, 2007, and simultaneously with the consummation of the Public Offering on February 16, 2007, certain officers, directors, and the Initial Stockholders of the Company purchased an aggregate of 2,923,077 warrants at $0.65 per warrant from the Company in a private placement (the "Private Placement"). The warrants sold in the Private Placement were identical to the warrants sold in the Public Offering except that if the Company calls the warrants for redemption, the Private Placement Warrants will be exerciseable on a cashless basis so long as they are still held by the initial purchasers. On March 8, 2007, the underwriters consummated the full exercise of the over-allotment option, resulting in the sale of an additional 1,500,000 units (see Note 3 below). The Company received net proceeds from the Private Placement and the Public Offering, including the proceeds received upon the full exercise of the over-allotment option, of approximately $65,409,000 (see Note 3 below).

        The Company's management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"), which may not constitute a business combination for accounting purposes. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Public Offering, $67,440,000, including $2,070,000 of deferred underwriting discounts, was placed in a trust account ("Trust Account") and has been invested in government securities until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. As of December 31, 2007, $69,053,581 was held in the Trust Account, of which $2,070,000 was for deferred underwriting discount and $3,010,345 was earned investment income. We are entitled to receive up to $1,600,000. Initial plus amounts for corporate income and franchise taxes, from interest earned on the trust account (plus $50,000 received from the net proceeds of the Initial Public Offering) to finance our operations prior to consummating a business combination. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Certain of the Company's directors have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the directors will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account), along with interest earned on the Trust Account, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Public Offering, including the Initial Stockholders, have agreed to vote their 2,500,000 founding shares of common stock, as well as any shares of common stock acquired in connection with or following the Public Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

        With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (subject to distributions for working capital and amounts paid or accrued for taxes) computed without regard to the 2,500,000 shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Public Offering (19.99% of the amount held in the Trust Account, excluding the deferred portion of the underwriters' discount and commission) has been classified as common stock subject to possible conversion on the accompanying December 31, 2007 balance sheet. In addition, such Public Stockholders would also be entitled to a pro rata portion of the deferred portion of the underwriters' discount and commission held in trust (see Note 3).

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

4. Limited Distributions of Income from Trust Account

Upon written request from the Company, which may be given not more than once in any calendar month, the Trustee shall distribute to the Company by wire transfer an amount computed and certified by the Company to be equal to the collected and undistributed income earned on the original amount deposited in the Trust Account for the preceding month. The maximum amount of distributions, net of taxes, that the Company may request and the Trustee shall distribute is $1,600,000. The Company has received distributions, net of taxes, of $375,000 through December 31, 2007. These funds will be used for working capital purposes associated with identifying and consummating a Business Combination. If there is any income tax obligation relating to the income of the property in the Trust Account, then, at the written instruction of the Company, the Trustee shall disburse to the Company by wire transfer, out of the property in the Trust Account, the amount indicated by the Company as required to pay income taxes. Such disbursements amounted to $1,021,764 through December 31, 2007.

Amount placed in Trust	$67,440,000
Interest earned on Trust (includes deferred interest income)	3,010,345
Amounts withdrawn for income tax payments	(1,021,764)
Amounts withdrawn for working capital	(375,000)
Balance at December 31, 2007	$69,053,581

5. Deferred Offering Costs

        Deferred offering costs consist principally of legal, accounting and other fees incurred through the balance sheet date that are directly related to the Public Offering and that were charged to stockholders' equity upon the receipt of the capital raised.

6. Income Taxes

The components of the provision for income taxes are as follows:

	Year ended December 31, 2007	Year ended December 31, 2006
Current:
Federal	$962,674	$—
State and local	44,952	—
Deferred:
Federal	(157,172)	—
State and local	—	—
Total provision for income taxes	$850,454	$—

The Company has recorded a valuation allowance on a portion of its state deferred tax asset because management believes it is more likely that this asset will not be realized based on current operations.

The Company’s effective tax rate differs from the effective federal tax rate of 34% principally due to the following:

Year ended December 31, 2007
Federal statutory rate	34.0%
State and local tax	0.1%
Change in valuation allowance	1.1%
35.2%

	Year ended December 31, 2006
Federal statutory rate	34.0%
Increase in valuation allowance	(34.0%	)
	—

The tax effect of temporary differences that give rise to the deferred tax asset is as follows:

	December 31, 2007	December 31, 2006
Expenses deferred for income tax purposes	$186,909	$2,000
Less valuation allowance	(29,737)	($2,000)
Total	$157,172	$0

7. Notes Payable, Stockholders

        The Company issued an unsecured promissory note to one of its Initial Stockholders in the aggregate principal amount of $75,000 on June 16, 2006. This note was non-interest bearing and fully repaid on February 16, 2007 with the proceeds of the Public Offering.

        In addition, the Company has received $52,000 in advances from certain of its Initial Stockholders that bear no interest and were to be repaid no later than the consummation of the Public Offering. On February 16, 2007, the Company repaid $49,699 of these advances, leaving a balance of $2,301 as of December 31, 2007.

8. Commitments and Related Party Transactions

        The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $4,500 per month for such services commencing on the Effective Date of the Public Offering. The statement of operations includes $48,054 of such expense for the twelve months ended December 31, 2007.

        The Initial Stockholders have entered into letter agreements that waive their right to receive distributions with respect to their founding shares upon the Company's liquidation.

9. Preferred Stock

        The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

10. Reserved Common Stock

        At December 31, 2007, 28,023,077 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the UPO.

11. Trust Account

        For tax planning purposes, the Company assigned its rights to the cash in the Trust Account to Geneva Acquisition Security Corporation, a wholly-owned Massachusetts subsidiary qualifying as a "security corporation" entitled to a reduced state corporate tax rate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008	Geneva Acquisition Corporation
(Registrant)

	By:	/s/ JOHN F. ROUSSEAU, JR.
	Name:	John F. Rousseau, Jr.
	Title:	Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Vincent P. Pica II	Chairman of the Board	March 31, 2008
Vincent P. Pica II

/s/ John F. Rousseau, Jr.	Chief Operating Officer and	March 31, 2008
John F. Rousseau, Jr.	Director (principal executive
officer)

/s/ Gregory F. Zaic	Treasurer (principal financial	March 31, 2008
Gregory F. Zaic	and accounting officer)

/s/ Sidney Braginsky	Director	March 31, 2008
Sidney Braginsky

/s/ James E. McGrath	Director	March 31, 2008
James E. McGrath

/s/ Hardwick Simmons	Director	March 31, 2008
Hardwick Simmons

/s/ Edwin Snape	Director	March 31, 2008
Edwin Snape

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Bylaws. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (2)
4.5	Form of Unit Purchase Option. (2)
10.1	Form of Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and John F. Rousseau, Jr. (1)
10.2	Form of Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Edwin Snape. (1)
10.3	Form of Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and James McGrath. (1)
10.4	Form of Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Gregory Zaic. (1)
10.5	Form of Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Thomas Hancock. (1)
10.6	Form of Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Vincent T. Pica II. (2)
10.7	Form of Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Sidney Braginsky. (1)
10.8	Form of Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Hardwick Simmons. (2)
10.9	Form of Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and Thompson Dent. (2)
10.10	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (4)
10.11	Form of Warrant Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Warrant Purchasers. (3)
10.12	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. Filed as Exhibit 10.10 on June 28, 2006. (1)
10.13	Form of Letter Agreement between NEGF Advisory Company Inc. and the Registrant regarding administrative support. (1)
10.14	Advance Agreement between the Registrant and Danbury Management Company, LLC dated June 16, 2006. (1)
10.15	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.(3)
10.16	Form of Warrant Placement Agreement among certain initial stockholders, Ladenburg Thalmann & Co. Inc. and the Company. (3)
14.1	Code of Ethics (1)
14.2	Code of Ethics for Senior Financial Officers (1)
16
Letter addressed to the Securities and Exchange Commission, dated February 4, 2008, indicating Goldstein Golub Kessler LLP’s agreement with the statements contained in our Current Report on Form 8-K filed on February 6, 2008. (5)

21	List of Subsidiaries*
31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Principal Financial and Accounting Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Charter (1)

*Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-135419) filed with the SEC on June 28, 2006.

(2)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-135419) filed with the SEC on August 9, 2006.

(3)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-135419) filed with the SEC on October 2, 2006.

(4)	Incorporated by reference to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-135419) filed with the SEC on January 26, 2007.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on February 6, 2008.