Form 10-Q
period 2008-03-31
GENEVA ACQUISITION CORP
filed 2008-05-15
CIK 1367660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Transition period from ____ to ____.

Commission File Number 001-33247

Geneva Acquisition Corporation
(Exact name of Registrant as specified in its charter)

Delaware	41-2207517

(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

400 Crown Colony Drive, Suite 104
Quincy, Massachusetts 02169
(Address of principal executive offices)

(617) 933-7100
(Registrant’s telephone number, including area code)

________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

☒ Yes ☐ No

The number of shares of common stock outstanding as of May 8, 2008 was 14,000,000.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the “safe harbor” created by those sections. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” set forth in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission, and those detailed from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of such statements or reports. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of the likely impact of such factors, (ii) the publicly available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

 PART I.

FINANCIAL INFORMATION

Item 1.    Financial Statements.

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets:
Cash	$6,278	$17,042
Investments held in trust	67,124,715	66,983,581
Investments held in trust for deferred underwriting discount	2,070,000	2,070,000
Prepaid expenses	218,257	85,425
Total current assets	69,419,250	69,156,048
Deferred tax asset	217,796	157,172
Total Assets	$69,637,046	$69,313,220

Liabilities And Stockholders' Equity

Current Liabilities:

Accrued expenses	$169,115	$194,444
Advances from stockholder	2,301	2,301
Deferred interest income	142,357	54,000
Deferred underwriting discount	2,070,000	2,070,000
Total Liabilities	2,383,773	2,320,745

Common stock subject to possible conversion, 2,298,850 shares at conversion value	13,067,463	13,067,463

Commitments

Stockholders' Equity
Preferred Stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common Stock, $.0001 par value, 60,000,000 shares authorized; 14,000,000 shares (which includes 2,298,850 subject to possible conversion) issued and outstanding at March 31, 2008 and December 31, 2007 respectively.	1,400	1,400
Additional paid-in capital	52,364,993	52,364,993
Earnings accumulated during the development stage	1,819,417	1,558,619
Total Stockholders' Equity	54,185,810	53,925,012
Total Liabilities and Stockholders' Equity	$69,637,046	$69,313,220

See notes to condensed consolidated financial statements

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations
(unaudited)

			Cumulative Period from June
	Three months ended	Three months ended	2, 2006 (inception)
	March 31, 2008	March 31, 2007	to March 31, 2008

Interest income	$602,277	$403,804	$3,558,622

Operating Expenses

General and administrative	198,305	51,461	745,577

Net income before income taxes	$403,972	$352,343	$2,813,045

Income tax expense	$143,174	$134,000	$993,628

Net Income	$260,798	$218,343	$1,819,417

Weighted average number of common shares outstanding - basic and diluted	14,000,000	7,788,889	9,470,060

Income per Share - basic and diluted	$0.02	$0.03	$0.19

See notes to condensed consolidated financial statements

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders' Equity

				Earnings (Deficit) Accumulated
	Common Stock		Additional	During the
	Shares	Amount	Paid-in Capital	Development Stage	Total

Issuance of common stock to initial stockholders on June 9, 2006 at $.01 per share.	2,500,000	$250	$24,750		$25,000

Net loss				$(5,000)	$(5,000)

Balance at December 31, 2006	2,500,000	$250	$24,750	$(5,000)	$20,000

Sale of private placement warrants	-	-	1,900,000	-	1,900,000

Sale of 11,500,000 units net of underwriter's discount and offering expenses (includes 2,298,850 shares subject to possible conversion)	11,500,000	1,150	63,507,606	-	63,508,756

Proceeds subject to possible conversion of 2,298,850 shares	-	-	(13,067,463)	-	(13,067,463)

Sale of underwriter option	-	-	100	-	100

Net income	-	-	-	1,563,619	1,563,619

Balance at December 31, 2007	14,000,000	$1,400	$52,364,993	$1,558,619	$53,925,012
(unaudited)
Net income	-	-	-	260,798	260,798

Balance at March 31, 2008	14,000,000	$1,400	$52,364,993	$1,819,417	$54,185,810

See notes to condensed consolidated financial statements

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(unaudited)

			Cumulative Period from June
	Three Months Ended	Three Months Ended	2, 2006 (inception) to
	March 31, 2008	March 31, 2007	March 31, 2008

Cash Flows From Operating Activities

Net income	$260,798	$218,343	$1,819,417
Adjustments to reconcile net income to net
cash used in operating activities:
Deferred tax asset	(60,624)	-	(217,796)
Income taxes payable	-	134,000	-
Changes in operating assets and liabilities:
Increase in investments held in trust	(690,634)	(403,804)	(3,700,979)
Increase in prepaid expenses	(132,832)	(4,812)	(218,257)
Increase (decrease) in accrued expenses	(25,329)	44,144	169,115
Increase in deferred interest income	88,357	-	142,357

Net cash used in operating activities	(560,264)	(12,129)	(2,006,143)

Cash Flows From Investing Activities

Disbursements from trust	549,500	-	1,946,264
Cash held in trust account	-	(67,440,000)	(67,440,000)

Net cash (used in) provided by investing activities	549,500	(67,440,000)	(65,493,736)

Cash Flows From Financing Activities

Proceeds from public offering	-	69,000,000	69,000,000
Proceeds from private placement of warrants	-	1,900,000	1,900,000
Proceeds from issuance of underwriting option	-	100	100
Proceeds from sale of stock	-	-	25,000
Proceeds from notes payable, stockholders	-	-	75,000
Proceeds from advances from stockholders	-	15,000	52,000
Payments of notes payable, stockholders	-	(75,000)	(75,000)
Payments of advances from stockholders	-	(49,699)	(64,699)
Payment of offering costs	-	(3,211,859)	(3,406,244)

Net cash provided by financing activities	-	67,578,542	67,506,157

Net increase (decrease) in cash	(10,764)	126,413	6,278

Cash at beginning of period	17,042	615	-

Cash at end of period	$6,278	$127,028	$6,278

Supplemental schedule of non-cash financing activities:
Accrual of public offering costs	$-	$78,000	$-
Accrual of deferred underwriting fees	$-	$2,070,000	$2,070,000
Advance from Stockholder for public offering costs	$-	$-	$-

See notes to condensed consolidated financial statements

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

        The financial statements at March 31, 2008 and for the periods ended March 31, 2007 and 2008 are unaudited. The condensed consolidated financial statements include the accounts of Geneva Acquisition Corporation and its wholly owned subsidiary, Geneva Acquisition Security Corporation (collectively referred to as the "Company"). All significant intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of its operations and its cash flows for the three months then ended, and for the period from June 2, 2006 (inception) through March 31, 2008. Operating results for the interim period presented are not necessarily indicative of the results to be expected for the full year.

        The statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The Company also follows Statement of Financial Accounting Standards No. 7, "Accounting and Reporting for Development Stage Enterprises" in preparing its financial statements. Audited financial statements as of and for the year ended December 31, 2007, prepared in accordance with U.S. GAAP, are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. The December 31, 2007 balance sheet included in this report has been derived from the audited financial statements included in that annual report.

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

Recently Issued Accounting Pronouncements

        In January 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The adoption of FIN 48 did not have a material effect on the Company's results of operations or financial condition. The Company was incorporated on June 2, 2006. Accordingly, the tax periods ended December 31, 2007 and December 31, 2006 are the only tax periods open for examination as of March 31, 2008.

        Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

2. Organization and Business Operations

        Geneva Acquisition Corporation was incorporated in Delaware on June 2, 2006 as a "blank check" company whose objective is to acquire or merge with an operating business. The Securities and Exchange Commission defines such a company as "a development stage company" as it either has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and has issued "penny stock," as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is subject to the risks associated with development stage companies.

        The Company's Certificate of Incorporation provides that the Company will continue in existence only until 24 months from the Effective Date of the Initial Public Offering. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the initial public offering price per share in the Initial Public Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Initial Public Offering discussed in Note 3). The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        On June 9, 2006, all of the officers and directors of the Company ("Initial Stockholders") purchased 2,500,000 shares of common stock at $0.01 per share.

        At March 31, 2008, the Company had not yet commenced any operations. All activity through March 31, 2008 relates to the Company's formation, its initial public offering described below and thereafter, pursuing potential transactions with target businesses. The Company has selected December 31 as its fiscal year-end.

        The registration statement for the Company's initial public offering (the "Initial Public Offering") (as described in Note 3) was declared effective February 12, 2007 (the "Effective Date"). The Company consummated the Initial Public Offering on February 16, 2007, and simultaneously therewith, certain officers and directors and the initial stockholders of the Company purchased an aggregate of 2,923,077 warrants at $0.65 per warrant from the Company in a private placement (the "Private Placement"). The warrants sold in the Private Placement are identical to the warrants sold in the Initial Public Offering, except that if we call the public warrants for redemption, the warrants sold in the private placement will be exercisable on a cashless basis so long as they are still held by the initial purchasers thereof. On March 8, 2007, the underwriters consummated the full exercise of the over-allotment option, resulting in the sale of an additional 1,500,000 units (see Note 3 below). The Company received net proceeds from the Private Placement and the Initial Public Offering, including the proceeds received upon the full exercise of the over-allotment option, of approximately $65,409,000 (see Note 3 below).

        The Company's management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"), which may not constitute a business combination for accounting purposes. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, $67,440,000, including $2,070,000 of deferred underwriting discounts, was placed in a trust account ("Trust Account") and has been invested in a qualified money market fund until the earlier of (i) the consummation of the first Business Combination or (ii) liquidation of the Company. As of March 31, 2008, $69,194,715 was held in the Trust Account, of which $2,070,000 was for deferred underwriting discount and $1,754,715 was accrued investment income. We are entitled to receive up to $1,600,000, plus amounts for corporate income and franchise taxes, from interest earned on the trust account (plus $50,000 received from the net proceeds of the Initial Public Offering) to finance our operations prior to consummating a Business Combination. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Certain of the Company's directors have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the directors will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account), along with interest earned on the Trust Account, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Initial Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Initial Public Offering, including the Initial Stockholders, have agreed to vote their 2,500,000 founding shares of common stock, as well as any shares of common stock acquired in connection with or following the Public Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

        With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Initial Public Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (subject to distributions for working capital and amounts paid or accrued for taxes) computed without regard to the 2,500,000 founding shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Initial Public Offering (19.99% of the amount held in the Trust Account, excluding the deferred portion of the underwriters' discount and commission) has been classified as common stock subject to possible conversion on the accompanying March 31, 2008 balance sheet. In addition, such Public Stockholders would also be entitled to a pro rata portion of the deferred portion of the underwriters' discount and commission held in trust (see Note 3).

3. Initial Public Offering

        On February 16, 2007, the Company sold 10,000,000 Units ("Units") in the Initial Public Offering at a price of $6.00 per Unit. On March 8, 2007, the underwriters consummated the full exercise of the over-allotment option, resulting in the sale of an additional 1,500,000 Units. Each Unit consists of one share of the Company's common stock and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a Business Combination or one year from the Effective Date of the Initial Public Offering, subject to there being an effective and current registration statement relating to the shares issuable upon exercise of the warrants, and expiring four years from the Effective Date of the Initial Public Offering. The Company may redeem the Warrants at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The Company does not need to obtain the consent of Lazard Capital Markets LLC prior to calling the warrants for redemption. In accordance with the warrant agreement relating to the Warrants sold and issued in the Initial Public Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

        In connection with the Initial Public Offering, the Company paid the underwriters of the Initial Public Offering underwriting discounts and commissions of 7% of the gross proceeds of the Initial Public Offering, of which 3% of the gross proceeds will be held in the Trust Account and payable only upon the consummation of a Business Combination. If a Business Combination is approved and completed, Public Stockholders who voted against the combination and have exercised their conversion rights will be entitled to their pro rata share of the deferred underwriters' discount and commission.

        Simultaneously with the consummation of the Initial Public Offering, certain of the Initial Stockholders purchased 2,923,077 warrants ("Private Placement Warrants") at a purchase price of $0.65 per warrant, in the Private Placement. The proceeds of $1,900,000 were placed in the Trust Account. The Private Placement Warrants are identical to the Warrants underlying the Units sold in the Initial Public Offering except that if the Company calls the Warrants for redemption, the Private Placement Warrants will be exercisable on a cashless basis so long as they are still held by the initial purchasers thereof. The purchasers have agreed that the Private Placement Warrants will not be sold or transferred by them, until 30 days after the completion of a Business Combination.

        The Initial Stockholders and the holders of the Private Placement Warrants will be entitled to registration rights with respect to their securities pursuant to an agreement signed on the Effective Date of the Initial Public Offering. With respect to the shares issued prior to the completion of the Initial Public Offering, the holders of the majority of these shares are entitled to demand that the Company register these shares at any time commencing six months following the consummation of a Business Combination. With respect to the Private Placement Warrants (and underlying shares), the holders of the majority of these securities are entitled to demand that the Company register these shares at any time commencing three months following the consummation of a Business Combination. In addition, such holders have certain "piggy-back" registration rights on registration statements filed subsequent to the Company's consummation of a Business Combination.

        In connection with the Initial Public Offering, the Company issued an option to Lazard Capital Markets LLC for $100, to purchase 700,000 Units. The Units that would be issued upon exercise of the Underwriters Purchase Option ("UPO") are identical to those offered by the Initial Public Offering. This UPO is exercisable at $8.50 per Unit commencing the later of the completion of a Business Combination or one year from the Effective Date of the Initial Public Offering, subject to there being an effective and current registration statement relating to the UPO or the Warrants underlying such UPO issuable upon exercise of the option or an exemption from registration, and expiring five years from the Effective Date of the Initial Public Offering. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such UPO or Warrant shall not be entitled to exercise such UPO or Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the UPO and the Warrants may expire unexercised and unredeemed.

        The sale of the UPO has been accounted for as an equity transaction. Accordingly, there was no net impact on the Company's financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the fair value of the UPO on the date of sale would be approximately $1,491,000 using an expected life of five years, volatility of 45.2% and a risk-free interest rate of 4.88%.

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

4. Advances From Stockholders

        The Company has received $52,000 in advances from certain of its Initial Stockholders that bear no interest and were to be repaid no later than the consummation of the Initial Public Offering. On February 16, 2007, the Company repaid $49,699 of these advances, leaving a balance of $2,301 as of March 31, 2008.

5. Commitments and Related Party Transactions

        The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $4,500 per month for such services commencing on the Effective Date of the Initial Public Offering. The statement of operations includes $13,500 of such expense for the three months ended March 31, 2008.

        The Initial Stockholders have entered into letter agreements that waive their right to receive distributions with respect to their 2,500,000 founding shares upon the Company's liquidation.

6. Preferred Stock

        Geneva Acquisition Corporation is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

7. Reserved Common Stock

        At March 31, 2008, 28,023,077 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the UPO.

8. Trust Account

        For tax planning purposes, Geneva Acquisition Corporation assigned its rights to the cash in the Trust Account to Geneva Acquisition Security Corporation, a wholly-owned Massachusetts subsidiary qualifying as a "security corporation" entitled to a reduced state corporate tax rate.

Investments held in trust consist of taxable and tax-free investments in money market funds. Reconciliation of investments held in trust is as follows:

	Three Months Ended March 31, 2008	June 2, 2006 (inception) to March 31, 2008
Investments held in trust- beginning of period	$69,053,581	$-
Contribution to trust (including deferred underwriter commission)	-	67,440,000
Interest income received	690,634	3,700,979
Withdrawals to fund operations	(185,302)	(560,302)
Withdrawals to pay taxes	(364,198)	(1,385,962)
Total investments held in trust	69,194,715	69,194,715

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.

General

        We were formed on June 2, 2006, for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating business. On February 16, 2007 and March 8, 2007, we consummated the public offering of an aggregate of 11,500,000 units, which we refer to as our Initial Public Offering. Our efforts in identifying a prospective target business will not be limited to a particular industry. However, we intend to focus our search on the healthcare sector. Our initial business combination must be with a target business whose fair market value is at least equal to 80% of our net assets (all of our assets, including the funds then held in the trust account (described below) less our liabilities) at the time of such acquisition. We intend to use cash derived from the proceeds of our Initial Public Offering and our concurrent warrant private placement (described below), our capital stock, debt or a combination of cash, capital stock and debt, to effect such business combination.

       Since our Initial Public Offering, we have been actively searching for a suitable business combination candidate. We have met with potential target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the Initial Public Offering, the business combination approval process and the timeline within which we must either enter into a letter of intent or definitive agreement for a business combination, or return to investors the proceeds of the Initial Public Offering, which are held in trust. Consistent with the disclosures in the prospectus relating to our Initial Public Offering, we have focused our search on companies in the healthcare sector. Our Certificate of Incorporation provides that we will continue in existence only until February 12, 2009, 24 months from the effective date of our Initial Public Offering. If we have not completed a business combination by such date, our corporate existence will cease and we will dissolve and liquidate for the purposes of winding up our affairs. We cannot assure investors that we will find a suitable business combination in the allotted time.

Results of Operations

        We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our Initial Public Offering, and thereafter, activities related to pursuing a business combination with target businesses. We will not generate any operating revenues until after completion of a business combination. We have generated non-operating income in the form of interest income on our cash and cash equivalents and short term investments.

        Net income of $260,798 for the three months ended March 31, 2008 consisted of interest income on the trust account investments of $602,277, reduced by $198,305 of general and administrative expenses and income tax expense of $143,174.

        Net income of $218,343 for the three months ended March 31, 2007 consisted of interest income on the trust account investments of $403,804, reduced by $51,461 of general and administrative expenses and income tax expense of $134,000.

The increase in interest income for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, was attributable to the investment of the net proceeds of the Initial Public Offering and of the concurrent private placement of warrants during the entire three-month period in 2008. During the three months ended March 31, 2007, such net proceeds were not invested for the entire three-month period, since the Initial Public Offering and the concurrent private placement of warrants were not completed until February 16, 2007 and March 8, 2007, as described below.

Substantially all of the increase in general and administrative expenses for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, was attributable to the increased expenses incurred in searching for a suitable business combination candidate during the entire three-month period in 2008. In 2007, such process did not commence until after we had completed our Initial Public Offering and concurrent private placement of warrants.

        Net income of $1,819,417 for the period from June 2, 2006 (inception) to March 31, 2008 (cumulative) consisted of interest income on trust account investments of $3,558,622, reduced by $745,577 of general and administrative expenses and income tax expense of $993,628.

Liquidity and Capital Resources

 On February 16, 2007, we closed our Initial Public Offering of 10,000,000 units. On March 8, 2007, the underwriters consummated the full exercise of their over-allotment option, resulting in the sale of an additional 1,500,000 units. Each unit consisted of one share of common stock and two warrants. Each warrant entitles the holder thereof to purchase one share of our common stock at an exercise price of $5.00. Simultaneously with the consummation of our Initial Public Offering, certain officers and directors and our initial stockholders purchased from us in a private placement an aggregate of 2,923,077 warrants at $0.65 per warrant. The warrants sold in this private placement are identical to the warrants sold in the Initial Public Offering, except that if we call the public warrants for redemption, the warrants sold in the private placement will be exercisable on a cashless basis so long as they are still held by the initial purchasers thereof. We received net proceeds from the warrant private placement and the Initial Public Offering, including the proceeds received upon the full exercise of the over-allotment option, of approximately $65,409,000.

        Our management has discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating the business combination, which may not necessarily constitute the acquisition of a majority of the outstanding equity of such business and may not necessarily constitute a business combination for accounting purposes. Furthermore, there is no assurance that we will be able to successfully effect a business combination. Upon the closing of the Public Offering, $67,440,000 was deposited in the trust account and, commencing February 16, 2007, was to be invested in government securities, or qualified money market funds, until the earlier of (i) the consummation of our first business combination or (ii) our liquidation.

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

        As of March 31, 2008, $560,302 has been withdrawn from the trust account to finance our operations, leaving an available balance to be withdrawn of $1,039,698.

        Beginning on February 12, 2007 and ending upon the acquisition of a target business, we are incurring a fee of $4,500 per month for office space and certain administrative, technology and secretarial services from NEGF Advisory Company Inc., an affiliate of two of our initial stockholders. In addition, in 2006, certain initial stockholders advanced us an aggregate of $127,000 for payment of offering expenses on our behalf. A total of $124,699 of these advances was repaid from the proceeds of the Initial Public Offering that were allocated to pay offering expenses.

        We may use all or substantially all of the proceeds held in trust, other than the deferred portion of the underwriters' discount and amounts used for working capital and for taxes, to acquire or merge with one or more target businesses. We may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we will finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses. The operating businesses that we acquire or merge with in such business combination must have, individually or collectively, a fair market value equal to at least 80% of our net assets (all of our assets, including the funds then held in the trust account, less our liabilities) at the time of such acquisition. If we consummate multiple business combinations that collectively have a fair market value of 80% of our net assets, then we would require that such transactions are consummated simultaneously.

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

        If we are unable to find a suitable target business by February 12, 2009, we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit Initial Public Offering price because of the underwriting commissions and expenses related to our Initial Public Offering and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of the business combination.

        It is possible that we could use a portion of the funds not in the trust account to make a deposit, down payment or fund an exclusivity provision with respect to a particular proposed business combination. In the event we were ultimately required to forfeit such funds (whether as a result of our breach of agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to pay expenses related to finding a suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate.

Off-Balance Sheet Arrangements

        Options and warrants issued in conjunction with our Initial Public Offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standards Board Statement No. 133 (“FASB 133”) and are accordingly not accounted for as derivatives for purposes of FASB 133, but instead are accounted for as equity. See the notes to our financial statements for a discussion of the options and warrants.

        The securities held in the trust account are in the name of our wholly owned subsidiary, Geneva Acquisition Security Corporation, which was formed on February 16, 2007 specifically for such purpose.

Contractual Obligations

        In connection with our Initial Public Offering, we agreed to pay the underwriters a deferred underwriting discount of $2,070,000 upon the consummation of our initial business combination. We expect that such allowance will be paid out of the proceeds in the trust account. Beginning on February 12, 2007 and ending upon the acquisition of a target business, we are incurring a fee of $4,500 per month for office space and certain administrative, technology and secretarial services from NEGF Advisory Company Inc., an affiliate of two of our initial stockholders. Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.

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

        Changes in Internal Control over Financial Reporting.    Our management has evaluated whether any change in our internal control over financial reporting occurred during the last fiscal quarter. Based on that evaluation, management concluded there have been no changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

  PART II

OTHER INFORMATION

Item 1.    Legal Proceedings.

        We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A.    Risk Factors.

        An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC. You should consider carefully all of the material risks described in such report before making a decision to invest in our securities. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        During the quarter ended March 31, 2008, we did not issue any securities that were not registered under the Securities Act.

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

Date: May 14, 2008	Geneva Acquisition Corporation

	By:	/s/ JOHN F. ROUSSEAU, JR.
John F. Rousseau, Jr.
Chief Operating Officer