Form 10-Q
period 2008-06-30
GENEVA ACQUISITION CORP
filed 2008-08-12
CIK 1367660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008
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

☒  Yes  ☐  No

The number of shares of common stock outstanding as of July 17, 2008 was 14,000,000.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” set forth in Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission, and those detailed from time to time in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of such statements or reports. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of the likely impact of such factors, (ii) the publicly available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

  PART I.

FINANCIAL INFORMATION

Item 1 .    Financial Statements.

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets:
Cash	$62,294	$17,042
Investments Held in Trust	67,104,104	66,983,581
Investments Held in Trust for Deferred Underwriting Discount	2,070,000	2,070,000
Prepaid expenses	243,145	85,425
Total current assets	69,479,543	69,156,048
Deferred tax asset	344,030	157,172
Total Assets	$69,823,573	$69,313,220

Liabilities And Stockholders' Equity

Current Liabilities:

Accrued Expenses	$188,115	$194,444
Advances from Stockholder	2,301	2,301
Deferred Interest Income	202,888	54,000
Deferred Underwriting Discount	2,070,000	2,070,000
Total Liabilities	2,463,304	2,320,745

Common stock subject to possible conversion, 2,298,850 shares at conversion value	13,067,463	13,067,463

Commitments

Stockholders' Equity
Preferred Stock, $.0001 par value, 1,000,000 shares authorized;none issued or outstanding	-	-
Common Stock, $.0001 par value, 60,000,000 shares authorized; 14,000,000 shares (which includes 2,298,850 subject to possible conversion) issued and outstanding at June 30, 2008 and December 31, 2007 respectively.	1,400	1,400
Additional Paid-in Capital	52,364,993	52,364,993
Earnings Accumulated during the development stage	1,926,413	1,558,619
Total Stockholders' Equity	54,292,806	53,925,012
Total Liabilities and Stockholders' Equity	$69,823,573	$69,313,220

See notes to condensed consolidated financial statements

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations
(unaudited)

					Cumulative Period from June 2,
	Three months ended	Three months ended	Six months ended	Six months ended	2006 (inception)
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	to June 30, 2008

Interest income	$412,609	$866,544	$1,014,886	$1,270,348	$3,971,231

Operating Expenses

General & Administrative	242,388	184,196	440,693	235,657	987,965

Net Income before income taxes	$170,221	$682,348	$574,193	$1,034,691	$2,983,266

Income tax expense	$63,225	$231,970	$206,399	$365,970	$1,056,853

Net Income	$106,996	$450,378	$367,794	$668,721	$1,926,413

Weighted Average number of common shares outstanding - basic and diluted	14,000,000	14,000,000	14,000,000	10,911,602	10,007,916

Income per Share - basic and diluted	$0.01	$0.03	$0.03	$0.06	$0.19

See notes to condensed consolidated financial statements

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders' Equity

				Earnings (Deficit) Accumulated
	Common Stock		Additional	During the
	Shares	Amount	Paid-in Capital	Development Stage	Total

Issuance of Common Stock to initial Stockholders on June 9, 2006 at $.01 per share.	2,500,000	$250	$24,750		$25,000

Net Loss				$(5,000)	$(5,000)

Balance at December 31, 2006	2,500,000	$250	$24,750	$(5,000)	$20,000

Sale of Private Placement Warrants	-	-	1,900,000	-	1,900,000

Sale of 11,500,000 Units net of underwriter's discount and offering expenses (includes 2,298,850 shares subject to possible conversion)	11,500,000	1,150	63,507,606	-	63,508,756

Proceeds subject to possible conversion of 2,298,850 shares	-	-	(13,067,463)	-	(13,067,463)

Sale of underwriter option	-	-	100	-	100

Net Income	-	-	-	1,563,619	1,563,619

Balance at December 31, 2007	14,000,000	$1,400	$52,364,993	$1,558,619	$53,925,012
(unaudited)
Net Income	-	-	-	367,794	367,794

Balance at June 30, 2008	14,000,000	$1,400	$52,364,993	$1,926,413	$54,292,806

See notes to condensed consolidated financial statements

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative Period from June 2,
	Six Months Ended	Six Months Ended	2006 (inception) to
	June 30, 2008	June 30, 2007	June 30, 2008

Cash Flows From Operating Activities

Net Income	$367,794	$668,721	$1,926,413
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax asset	(186,858)	(80,122)	(344,030)
Income taxes payable	-	158,292	-
Changes in operating assets and liabilities:
Increase in value of investments held in trust	(1,163,773)	(1,270,348)	(4,174,118)
Increase in prepaid expenses	(157,720)	(127,925)	(243,145)
Increase (decrease) in accrued expenses	(6,329)	77,613	188,115
Increase in deferred interest income	148,888	-	202,888

Net Cash used in Operating Activities	(997,998)	(573,769)	(2,443,877)

Cash Flows From Investing Activities

Disbursements from trust	1,043,250	525,750	2,440,014
Cash held in Trust Account	-	(67,440,000)	(67,440,000)

Net Cash (used in) provided by Investing Activities	1,043,250	(66,914,250)	(64,999,986)

Cash Flows From Financing Activities

Proceeds from public offering	-	69,000,000	69,000,000
Proceeds from private placement of warrants	-	1,900,000	1,900,000
Proceeds from issuance of underwriting option	-	100	100
Proceeds from sale of stock	-	-	25,000
Proceeds from notes payable, Stockholders	-	-	75,000
Proceeds from advances from Stockholders	-	15,000	52,000
Payments of notes payable, Stockholders	-	(75,000)	(75,000)
Payments of advances from Stockholders	-	(49,699)	(64,699)
Payment of offering costs	-	(3,281,847)	(3,406,244)

Net Cash provided by Financing Activities	-	67,508,554	67,506,157

Net increase in Cash	45,252	20,535	62,294

Cash at beginning of period	17,042	615	-

Cash at end of period	$62,294	$21,150	$62,294

Supplemental schedule of non-cash financing activities:
Accrual of Public Offering costs	$-	$8,012	$-
Accrual of deferred underwriting fees	$-	$2,070,000	$2,070,000

See notes to condensed consolidated financial statements

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

        The financial statements at June 30, 2008 and for the periods ended June 30, 2008 and 2007 are unaudited. The condensed consolidated financial statements include the accounts of Geneva Acquisition Corporation and its wholly owned subsidiary, Geneva Acquisition Security Corporation (collectively referred to as the "Company"). All significant intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2008 and the results of its operations and its cash flows for the three and six months then ended, and for the period from June 2, 2006 (inception) through June 30, 2008. Operating results for the interim period presented are not necessarily indicative of the results to be expected for the full year.

        The statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The Company also follows Statement of Financial Accounting Standards No. 7, "Accounting and Reporting for Development Stage Enterprises" in preparing its financial statements. Audited financial statements as of and for the year ended December 31, 2007, prepared in accordance with U.S. GAAP, are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. The December 31, 2007 balance sheet included in this report has been derived from the audited financial statements included in that annual report.

Statements of Cash Flows

        For purposes of the statements of cash flows, we consider all highly liquid investments (i.e. , investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

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

Recently Issued Accounting Pronouncements

        In January 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The adoption of FIN 48 did not have a material effect on the Company's results of operations or financial condition. The Company was incorporated on June 2, 2006. Accordingly, the tax periods ended December 31, 2007 and December 31, 2006 are the only tax periods open for examination as of June 30, 2008.

        Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

2. Organization and Business Operations

        Geneva Acquisition Corporation was incorporated in Delaware on June 2, 2006 as a "blank check" company whose objective is to acquire or merge with an operating business. The Securities and Exchange Commission defines such a company as "a development stage company" as it either has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and has issued "penny stock," as defined in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is subject to the risks associated with development stage companies.

        The Company's Certificate of Incorporation provides that the Company will continue in existence only until 24 months from February 12, 2007, the date on which the registration statement for the Company's initial public offering (the “Initial Public Offering”) (as described in Note 3) was declared effective (the “Effective Date”). If the Company has not completed a Business Combination by the Effective Date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account (as defined below) assets) may be less than the initial public offering price per share in the Initial Public Offering (assuming no value is attributed to the Warrants contained in the Units (each as defined below) sold in the Initial Public Offering discussed in Note 3). The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        On June 9, 2006, all of the officers and directors of the Company ("Initial Stockholders") purchased an aggregate of 2,500,000 shares of common stock at $0.01 per share.

        At June 30, 2008, the Company had not yet commenced any operations. All activity through June 30, 2008 relates to the Company's formation, its initial public offering described below and thereafter, pursuing potential transactions with target businesses. The Company has selected December 31 as its fiscal year-end.

        The Company consummated the Initial Public Offering on February 16, 2007, and simultaneously therewith, certain officers and directors and the Initial Stockholders purchased an aggregate of 2,923,077 warrants at $0.65 per warrant from the Company in a private placement (the "Private Placement"). The warrants sold in the Private Placement are identical to the warrants sold in the Initial Public Offering, except that if we call the public warrants for redemption, the warrants sold in the Private Placement will be exercisable on a cashless basis so long as they are still held by the initial purchasers thereof. On March 8, 2007, the underwriters consummated the full exercise of the over-allotment option, resulting in the sale of an additional 1,500,000 units (see Note 3 below). The Company received net proceeds from the Private Placement and the Initial Public Offering, including the proceeds received upon the full exercise of the over-allotment option, of approximately $65,409,000 (see Note 3 below).

        The Company's management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"), which may not constitute a business combination for accounting purposes. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, $67,440,000, including $2,070,000 of deferred underwriting discounts, was placed in a trust account ("Trust Account") and has been invested in a qualified money market fund until the earlier of (i) the consummation of the first Business Combination or (ii) liquidation of the Company. As of June 30, 2008, $69,174,104 was held in the Trust Account, of which $2,070,000 was for deferred underwriting discount and $1,734,104 was accrued investment income. We are entitled to receive up to $1,600,000, plus amounts for corporate income and franchise taxes, from interest earned on the trust account (plus $50,000 received from the net proceeds of the Initial Public Offering) to finance our operations prior to consummating a Business Combination. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Certain of the Company's directors have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the directors will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account), along with interest earned on the Trust Account, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Initial Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Initial Public Offering, including the Initial Stockholders, have agreed to vote their 2,500,000 founding shares of common stock, as well as any shares of common stock acquired in connection with or following the Public Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

        With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Initial Public Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares into cash in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (subject to distributions for working capital and amounts paid or accrued for taxes) computed without regard to the 2,500,000 founding shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Initial Public Offering (19.99% of the amount held in the Trust Account, excluding the deferred portion of the underwriters' discount and commission) has been classified as common stock subject to possible conversion on the accompanying June 30, 2008 balance sheet. In addition, such Public Stockholders would also be entitled to a pro rata portion of the deferred portion of the underwriters' discount and commission held in trust (see Note 3).

3. Initial Public Offering

        On February 16, 2007, the Company sold 10,000,000 Units ("Units") in the Initial Public Offering at a price of $6.00 per Unit. On March 8, 2007, the underwriters consummated the full exercise of the over-allotment option, resulting in the sale of an additional 1,500,000 Units. Each Unit consists of one share of the Company's common stock, par value $0.0001 per share, and two redeemable common stock purchase warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a Business Combination or one year from the Effective Date, subject to there being an effective and current registration statement relating to the shares issuable upon exercise of the warrants, and expiring four years from the Effective Date. The Company may redeem the Warrants at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The Company does not need to obtain the consent of Lazard Capital Markets LLC prior to calling the Warrants for redemption. In accordance with the warrant agreement relating to the Warrants sold and issued in the Initial Public Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

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

        In connection with the Initial Public Offering, the Company issued an option to Lazard Capital Markets LLC for $100, to purchase 700,000 Units. The Units that would be issued upon exercise of the Underwriters Purchase Option ("UPO") are identical to those offered by the Initial Public Offering. This UPO is exercisable at $8.50 per Unit commencing the later of the completion of a Business Combination or one year from the Effective Date, subject to there being an effective and current registration statement relating to the UPO or the Warrants underlying such UPO issuable upon exercise of the option or an exemption from registration, and expiring five years from the Effective Date. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such UPO or Warrant shall not be entitled to exercise such UPO or Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the UPO and the Warrants may expire unexercised and unredeemed.

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

4. Advances From Stockholders

        The Company has received $52,000 in advances from certain of its Initial Stockholders that bear no interest and were to be repaid no later than the consummation of the Initial Public Offering. On February 16, 2007, the Company repaid $49,699 of these advances, leaving a balance of $2,301 as of June 30, 2008.

5. Commitments and Related Party Transactions

        The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $4,500 per month for such services commencing on the Effective Date of the Initial Public Offering. The statement of operations includes $27,000 of such expense for the six months ended June 30, 2008.

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

7. Reserved Common Stock

        At June 30, 2008, 28,023,077 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the UPO.

8. Trust Account

        For tax planning purposes, Geneva Acquisition Corporation assigned its rights to the cash in the Trust Account to Geneva Acquisition Security Corporation, a wholly-owned Massachusetts subsidiary qualifying as a "security corporation" entitled to a reduced state corporate tax rate. The Company is permitted to withdraw from the Trust Account $1.6 million for working capital and additional amounts for income and franchise tax obligations.

Investments held in trust consist of taxable and tax-free investments in money market funds. Reconciliation of investments held in trust is as follows:

	Six Months Ended June 30, 2008	June 2, 2006 (inception) to June 30, 2008
Investments held in trust- beginning of period	$69,053,581	$-
Contribution to trust (including deferred underwriter commission)	-	67,440,000
Interest income received	1,163,773	4,174,118
Withdrawals to fund operations	(437,052)	(812,052)
Withdrawals to pay taxes	(606,198)	(1,627,962)
Total investments held in trust at June 30, 2008	69,174,104	69,174,104

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

        Net income of $106,996 for the three months ended June 30, 2008 consisted of interest income on the trust account investments of $412,609, reduced by $242,388 of general and administrative expenses and income tax expense of $63,225.

Net income of $450,378 for the three months ended June 30, 2007 consisted of interest income on the trust account investments of $866,544, reduced by $184,196 of general and administrative expenses and income tax expense of $231,970.

        Net income of $367,794 for the six months ended June 30, 2008 consisted of interest income on the trust account investments of $1,014,866, reduced by $440,693 of general and administrative expenses and income tax expense of $206,399.

        Net income of $668,721 for the six months ended June 30, 2007 consisted of interest income on the trust account investments of $1,270,348, reduced by $235,657 of general and administrative expenses and income tax expense of $365,970.

The decrease in interest income for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, was attributable to the decrease in interest rates as compared to the prior period as well as a portion of the 2008 interest income being deferred for any potential shareholders who elect to vote no on any proposed transaction and choose to redeem their shares.

Substantially all of the increase in general and administrative expenses for the three and six months ended June 30, 2008, as compared to the six months ended June 30, 2007, was attributable to the increased expenses incurred in searching for a suitable business combination candidate during the entire six-month period in 2008. In 2007, such process did not commence until after we had completed our Initial Public Offering and concurrent private placement of warrants.

        Net income of $1,926,413 for the period from June 2, 2006 (inception) to June 30, 2008 (cumulative) consisted of interest income on trust account investments of $3,971,231, reduced by $987,965 of general and administrative expenses and income tax expense of $1,056,853.

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

        As of June 30, 2008, $812,052 has been withdrawn from the trust account to finance our operations, leaving an available balance to be withdrawn of $787,948, plus amounts to pay corporate income and franchise tax obligations.

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

        If we are unable to complete a business combination by February 12, 2009, we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit Initial Public Offering price because of the underwriting commissions and expenses related to our Initial Public Offering and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of the business combination.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        During the quarter ended June 30, 2008, we did not issue any securities that were not registered under the Securities Act.

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

Date: August 12, 2008	Geneva Acquisition Corporation

	By:	/s/ JOHN F. ROUSSEAU, JR.
John F. Rousseau, Jr.
Chief Operating Officer