Form 10-Q
period 2008-09-30
GENEVA ACQUISITION CORP
filed 2008-11-12
CIK 1367660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008
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

☒   Yes  ☐  No

The number of shares of common stock outstanding as of November 7, 2008 was 14,000,000.

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

  PART I.

FINANCIAL INFORMATION

Item 1 .    Financial Statements.
Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets:
Cash	$25,576	$17,042
Investments Held in Trust	66,992,975	66,983,581
Investments Held in Trust for Deferred Underwriting Discount	2,070,000	2,070,000
Prepaid expenses and income taxes	353,625	85,425
Total current assets	69,442,176	69,156,048
Deferred tax asset	516,494	157,172
Total Assets	$69,958,670	$69,313,220

Liabilities And Stockholders' Equity

Current Liabilities:

Accrued Expenses	$316,641	$194,444
Advances from Stockholder	2,301	2,301
Deferred Interest Income	232,006	54,000
Deferred Underwriting Discount	2,070,000	2,070,000
Total Liabilities	2,620,948	2,320,745

Common stock subject to possible conversion, 2,298,850 shares at conversion value	13,067,463	13,067,463

Commitments

Stockholders' Equity
Preferred Stock, $.0001 par value, 1,000,000 shares authorized; none issued or outstanding	-	-
Common Stock, $.0001 par value, 60,000,000 shares authorized; 14,000,000 shares (which includes 2,298,850 subject to possible conversion) issued and outstanding at September 30, 2008 and December 31, 2007	1,400	1,400
Additional Paid-in Capital	52,364,993	52,364,993
Earnings Accumulated during the development stage	1,903,866	1,558,619
Total Stockholders’ Equity	54,270,259	53,925,012
Total Liabilities and Stockholders’ Equity	$69,958,670	$69,313,220

See notes to condensed consolidated financial statements

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended	Cumulative Period from June 2, 2006 (inception)
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	to September 30, 2008

Interest income	$407,287	$874,947	$1,422,173	$2,145,295	$4,378,518

Operating Expenses

General & Administrative	444,129	128,883	884,822	364,540	1,432,094

Net Income (loss) before income taxes	(36,842)	746,064	537,351	1,780,755	2,946,424

Income tax expense (benefit)	(14,295)	262,087	192,104	628,057	1,042,558

Net Income (loss)	$(22,547)	$483,977	$345,247	$1,152,698	$1,903,866

Weighted Average number of common shares outstanding - basic and diluted	14,000,000	14,000,000	14,000,000	11,952,381	10,431,604

Income per Share - basic and diluted	$0.00	$0.03	$0.02	$0.10	$0.18

See notes to condensed consolidated financial statements

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders' Equity

	Common Stock		Additional Paid-in	Earnings (Deficit) Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Issuance of Common Stock to initial Stockholders on June 9, 2006 at $.01 per share.	2,500,000	$250	$24,750		$25,000

Net Loss				$(5,000)	($5,000)

Balance at December 31, 2006	2,500,000	250	24,750	(5,000)	20,000

Sale of Private Placement Warrants	-	-	1,900,000	-	1,900,000

Sale of 11,500,000 Units net of underwriter's discount and offering expenses (includes 2,298,850 shares subject to possible conversion)	11,500,000	1,150	63,507,606	-	63,508,756

Proceeds subject to possible conversion of 2,298,850 shares	-	-	(13,067,463)	-	(13,067,463)

Sale of underwriter option	-	-	100	-	100

Net Income	-	-	-	1,563,619	1,563,619

Balance at December 31, 2007	14,000,000	$1,400	$52,364,993	$1,558,619	$53,925,012
Net Income
(unaudited)	-	-	-	345,247	345,247

Balance at September 30, 2008 (unaudited)	14,000,000	$1,400	$52,364,993	$1,903,866	$54,270,259

See notes to condensed consolidated financial statements

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended	Cumulative Period from June 2, 2006 (inception) to
	September 30, 2008	September 30, 2007	September 30, 2008

Cash Flows From Operating Activities

Net Income	$345,247	$1,152,698	$1,903,866
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in trust	(1,599,644)	(2,145,295)	(4,609,989)
Deferred tax asset	(359,322)	(110,344)	(516,494)
Income taxes payable	-	68,337	-
Changes in operating assets and liabilities:
Increase in prepaid expenses and income taxes	(268,200)	(100,357)	(353,625)
Increase in accrued expenses	122,197	111,634	316,641
Increase in deferred interest income	178,006	-	232,006

Net Cash used in Operating Activities	(1,581,716)	(1,023,327)	(3,027,595)

Cash Flows From Investing Activities

Disbursements from trust	1,590,250	957,514	2,987,014
Investments held in Trust Account	-	(67,440,000)	(67,440,000)

Net Cash provided by (used in) Investing Activities	1,590,250	(66,482,486)	(64,452,986)

Cash Flows From Financing Activities

Proceeds from public offering	-	69,000,000	69,000,000
Proceeds from private placement of warrants	-	1,900,000	1,900,000
Proceeds from issuance of underwriting option	-	100	100
Proceeds from sale of stock	-	-	25,000
Proceeds from notes payable, Stockholders	-	-	75,000
Proceeds from advances from Stockholders	-	15,000	52,000
Payments of notes payable, Stockholders	-	(75,000)	(75,000)
Payments of advances from Stockholders	-	(49,699)	(64,699)
Payment of offering costs	-	(3,281,847)	(3,406,244)

Net Cash provided by Financing Activities	-	67,508,554	67,506,157

Net increase in Cash	8,534	2,741	25,576

Cash at beginning of period	17,042	615	-

Cash at end of period	$25,576	$3,356	$25,576

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$851,156	$670,064	$1,872,920
Supplemental schedule of non-cash financing activities:
Accrual of public offering costs	$-	$8,012	$-
Accrual of deferred underwriting fees	$-	$2,070,000	$2,070,000

See notes to condensed consolidated financial statements

Geneva Acquisition Corporation and Subsidiary

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements at September 30, 2008 and for the periods ended September 30, 2008 and 2007 are unaudited. The condensed consolidated financial statements include the accounts of Geneva Acquisition Corporation and its wholly owned subsidiary, Geneva Acquisition Security Corporation (collectively referred to as the "Company"). All significant intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2008 and the results of its operations and its cash flows for the three and nine months then ended, and for the period from June 2, 2006 (inception) through September 30, 2008. Operating results for the interim period presented are not necessarily indicative of the results to be expected for the full year.

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

Statements of Cash Flows

For purposes of the statements of cash flows, we consider all highly liquid investments ( i.e. , investments which, when purchased, have original maturities of three months or less) to be cash or cash equivalents. As of September 30, 2008 and December 31, 2007, cash consists of funds held in a checking account.

Earnings (Loss) per common share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. The effect of the 25,923,077 outstanding warrants issued in connection with the initial public offering described in Note 3 has not been considered in the diluted net income per share for the periods ended September 30, 2008 or 2007, since the warrants are contingently exercisable. The effect of the 700,000 units included in the underwriters’ purchase option, as described in Note 3, along with the warrants underlying such units (units represent 2.1 million shares of stock and stock equivalents), has not been considered in the diluted earnings per share calculation for the periods ended September 30, 2008 or 2007  since they are contingently exercisable and since the market price of the shares was less than the exercise price during the periods.

Transaction Costs

Statement of Financial Accounting Standards No. 141(R ) Business Combinations (“SFAS 141R”), is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Pursuant to SFAS 141R, transaction costs incurred in connection with a business combination are expensed and not capitalized.  The Company’s policy is to expense transaction costs incurred in connection with potential business combinations if it is probable the business combination will be consummated after December 31, 2008.

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

Recently Issued Accounting Pronouncements

In January 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 , which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The adoption of FIN 48 did not have a material effect on the Company's results of operations or financial condition. The Company was incorporated on June 2, 2006. Accordingly, the tax periods ended December 31, 2007 and December 31, 2006 are the only tax periods open for examination as of September 30, 2008.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

The Company's Certificate of Incorporation provides that the Company will continue in existence only until 24 months from February 12, 2007, the date on which the registration statement for the Company's initial public offering (the “Initial Public Offering ”) (as described in Note 3) was declared effective (the “Effective Date”). If the Company has not completed a Business Combination by the Effective Date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account (as defined below) assets) may be less than the initial public offering price per share in the Initial Public Offering (assuming no value is attributed to the Warrants contained in the Units (each as defined below) sold in the Initial Public Offering discussed in Note 3). The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On June 9, 2006, all of the officers and directors of the Company ("Initial Stockholders") purchased an aggregate of 2,500,000 shares of common stock at $0.01 per share.

At September 30, 2008, the Company had not yet commenced any operations. All activity through September 30, 2008 relates to the Company's formation, its initial public offering described below and thereafter, pursuing potential transactions with target businesses. The Company has selected December 31 as its fiscal year-end.

The Company consummated the Initial Public Offering on February 16, 2007, and simultaneously therewith, certain officers and directors and the Initial Stockholders purchased an aggregate of 2,923,077 warrants at $0.65 per warrant from the Company in a private placement (the "Private Placement"). The warrants sold in the Private Placement are identical to the warrants sold in the Initial Public Offering, except that if the Company calls the public warrants for redemption, the warrants sold in the Private Placement will be exercisable on a cashless basis so long as they are still held by the initial purchasers thereof. On March 8, 2007, the underwriters consummated the full exercise of the over-allotment option, resulting in the sale of an additional 1,500,000 units (see Note 3 below). The Company received net proceeds from the Private Placement and the Initial Public Offering, including the proceeds received upon the full exercise of the over-allotment option, of approximately $65,409,000 (see Note 3 below).

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"), which may not constitute a business combination for accounting purposes. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, $67,440,000, including $2,070,000 of deferred underwriting discounts, was placed in a trust account ("Trust Account") and is currently invested in government securities until the earlier of (i) the consummation of the first Business Combination or (ii) liquidation of the Company. As of September 30, 2008, $69,062,975 was held in the Trust Account, of which $2,070,000 was for deferred underwriting discount and $1,622,975 was accrued investment income. The Company is entitled to receive up to $1,600,000, plus amounts for corporate income and franchise taxes, from interest earned on the trust account (plus $50,000 received from the net proceeds of the Initial Public Offering) to finance operations prior to consummating a Business Combination. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Certain of the Company's directors have severally agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that the directors will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account), along with interest earned on the Trust Account, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Initial Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Initial Public Offering, including the Initial Stockholders, have agreed to vote their 2,500,000 founding shares of common stock, as well as any shares of common stock acquired in connection with or following the Public Offering, in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Initial Public Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares into cash in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (subject to distributions for working capital and amounts paid or accrued for taxes) computed without regard to the 2,500,000 founding shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Initial Public Offering (19.99% of the amount held in the Trust Account, excluding the deferred portion of the underwriters' discount and commission) has been classified as common stock subject to possible conversion on the accompanying September 30, 2008 balance sheet. In addition, such Public Stockholders would also be entitled to a pro rata portion of the deferred portion of the underwriters' discount and commission held in trust (see Note 3).

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

4. Advances From Stockholders

The Company has received $52,000 in advances from certain of its Initial Stockholders that bear no interest and were to be repaid no later than the consummation of the Initial Public Offering. On February 16, 2007, the Company repaid $49,699 of these advances, leaving a balance of $2,301 as of September 30, 2008.

5. Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of several of the Initial Stockholders. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $4,500 per month for such services commencing on the Effective Date of the Initial Public Offering. The statement of operations includes $40,500 of such expense for the nine months ended September 30, 2008.

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

7. Reserved Common Stock

At September 30, 2008, 28,023,077 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the UPO.

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

Investments held in trust consist of investments in money market funds that invest in U.S. government obligations. Reconciliation of investments held in trust is as follows:

	Nine Months Ended September 30, 2008	June 2, 2006 (inception) to September 30, 2008
Investments held in trust- beginning of period	$69,053,581	$-
Contribution to trust (including deferred underwriter commission)	-	67,440,000
Interest income received	1,599,644	4,609,989
Withdrawals to fund operations	(739,094)	(1,114,094)
Withdrawals to pay taxes	(851,156)	(1,872,920)
Total investments held in trust at September 30, 2008	$69,062,975	$69,062,975

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

Net loss of $22,547 for the three months ended September 30, 2008 consisted of interest income on the trust account investments of $407,287, reduced by $444,129 of general and administrative expenses and income tax benefit of $14,295.

Net income of $483,977 for the three months ended September 30, 2007 consisted of interest income on the trust account investments of $874,947, reduced by $128,883 of general and administrative expenses and income tax expense of $262,087.

Net income of $345,247 for the nine months ended September 30, 2008 consisted of interest income on the trust account investments of $1,422,173, reduced by $884,822 of general and administrative expenses and income tax expense of $192,104.

Net income of $1,152,698 for the nine months ended September 30, 2007 consisted of interest income on the trust account investments of $2,145,295, reduced by $364,540 of general and administrative expenses and income tax expense of $628,057.

The decrease in interest income for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, was attributable to the decrease in interest rates as compared to the prior period as well as a portion of the 2008 interest income being deferred for any potential shareholders who elect to vote no on any proposed transaction and choose to redeem their shares.

Substantially all of the increase in general and administrative expenses for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, was attributable to the increased expenses incurred in searching for a suitable business combination candidate during the entire nine-month period in 2008. In 2007, such process did not commence until after we had completed our Initial Public Offering and concurrent private placement of warrants.

Net income of $1,903,866 for the period from June 2, 2006 (inception) to September 30, 2008 (cumulative) consisted of interest income on trust account investments of $4,378,518, reduced by $1,432,094 of general and administrative expenses and income tax expense of $1,042,558.

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

Our management has discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating the business combination, which may not necessarily constitute the acquisition of a majority of the outstanding equity of such business and may not necessarily constitute a business combination for accounting purposes. Furthermore, there is no assurance that we will be able to successfully effect a business combination. Upon the closing of the Public Offering, $67,440,000 was deposited in the trust account and, commencing February 16, 2007, has been invested in qualified money market funds, until the earlier of (i) the consummation of our first business combination or (ii) our liquidation.

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

As of September 30, 2008, $1,114,094 has been withdrawn from the trust account to finance our operations, leaving an available balance to be withdrawn of $485,906, plus amounts to pay corporate income and franchise tax obligations.

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

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our exposure to market risk is limited to interest income sensitivity with respect to the funds placed in the trust account. However, the funds held in our trust account have been invested only in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, so we are not deemed to be an investment company under the Investment Company Act. As a result, we are subject to market risk primarily through changes in interest rates on government securities and money market funds. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, do not currently pose significant market risk to us.

  Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) provide them with reasonable assurance that the controls were effective to provide timely material information required to be disclosed as of the end of the period covered by this report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2008, we did not issue any securities that were not registered under the Securities Act.

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

Date: November 12, 2008	Geneva Acquisition Corporation

	By:	/s/ JOHN F. ROUSSEAU, JR.
John F. Rousseau, Jr.
Chief Operating Officer